Form 10QSB
period 2000-03-31
GREAT BASIN WATER CO
filed 2000-05-31
CIK 1059413

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          MARCH 31, 2000




                    GREAT BASIN WATER COMPANY,
                      A Nevada Corporation
       2950 E. Flamingo Rd., Suite F, Las Vegas, Nevada 89121
                        (702) 214-8440


                   IRS Tax ID #: 86-0889096

               PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The consolidated financial statements for the quarter ended March
31, 2000 for Great Basin Water Company (the "Company") follow.

                 Great Basin Water Company
                   Financial Statements
         For the period beginning January 1, 2000
                and ending March 31, 2000



                     TABLE OF CONTENTS




                                                        Page
                                                      --------

Independent Auditor's Report                             1

Balance Sheet - Assets                                   2

Balance Sheet - Liabilities and Stockholders' Equity     3

Statement of Cash Flows                                  4

Income Statement                                         5

Statement of Capital Account                             6

Statement of Retained Earnings                           7

Summary of Significant Accounting Policies               8

                       Russell G. Nay, CPA
                         4278 Apex Drive
                    Las Vegas, Nevada  89147
                   Telephone:  (702) 227-8380



The Board of Directors
Great Basin Water Company


I have reviewed the accompanying consolidated balance sheet of Great Basin Water Company as of March 31, 2000, and the related statements of income, cash flows and stockholders' equity for the period ended March 31, 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. All Information included in these Financial Statements is the representation of the management of Great Basin Water Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with Generally Accepted Auditing Standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying Financial Statements in order for them to be in conformity with Generally Accepted
Accounting Principles.


/s/ RUSSELL G. NAY
Russell G. Nay
Las Vegas, Nevada
May 22, 2000


                        (1)

                    Great Basin Water Company
                      A Development Company
                   Consolidated Balance Sheet
           For the period beginning January 1, 2000
                   and ending March 31, 2000


                                       Period         Period
                                       Ended          Ended
                                      3/31/2000      12/31/1999
                                     ------------   ------------
Assets

   Current Assets
   ----------------------------
   Cash                             $          18  $       1,633
   Accounts Receivable                      2,300          2,300
   Land Escrow                              5,000          5,000
   Loan to Sunset Gold Enterprises          2,000          2,000
                                     ------------   ------------
Total Current Assets                $       9,318  $      10,933

   Fixed Assets
   ----------------------------
   Furniture & Fixtures             $       9,918  $       9,918
   Computer Equipment                       8,118          8,118
   Jeep Cherokee                            5,000          5,000
   Accumulated Depreciation                (6,373)        (5,458)
   Well #2, 14 Inch Well                   75,000         75,000
   Well #3, 14 Inch Well                   75,000         75,000
   Well #4, 12 Inch Well                   75,000         75,000
   Well #5, 12 Inch Well                   75,000         75,000
   Value of 2,733.35 Acre Feet of
     Water from Wells 2, 3, 4, 5          450,000        450,000
   Land--Well #1                           55,000         55,000
   Land for Waste Treatment Plant          80,000         80,000
   Capitalized Land Improvement Costs     139,350              0
                                     ------------   ------------
Total Fixed Assets                  $   1,041,013  $     902,578

   Other Assets
   -----------------------------
   Receivable--Sterling
     Investments, Ltd.              $     592,050  $     592,050
   Investment in Shadow Ridge           2,000,000      1,848,894
   Investment in HDB Telemetry
     Systems                              200,000        200,000
   Investment in HDB Telemetry
     Systems - Canada (20%)                40,285         40,285
                                     ------------   ------------
Total Other Assets                  $   2,832,335  $   2,681,229
                                     ------------   ------------
Total Assets                        $   3,882,666  $   3,594,740
                                     ============   ============

The accompanying Summary of Significant Accounting Policies are an integral part of these financial statements.

                              (2)

                    Great Basin Water Company
                      A Development Company
                   Consolidated Balance Sheet (cont.)
           For the period beginning January 1, 2000
                   and ending March 31, 2000


                                       Period         Period
                                       Ended          Ended
                                      3/31/2000      12/31/1999
                                     ------------   ------------


Liabilities and Stockholders' Equity

   Current Liabilities
   -----------------------------
   Accounts Payable                 $      77,466   $        350
   Payable to Shareholder                   8,629         69,643
   Payroll Liabilities                                     9,852
                                     ------------   ------------
Total Current Liabilities           $      86,095  $      79,845
                                     ------------   ------------
   Long-Term Liabilities
   -----------------------------
   Note Payable to Town Square      $      16,000  $      16,000
   Note Payable to Shareholders           592,050        592,050
   Note Payable to
     Derral Christensen                    49,401         49,401
   Note on Land for Waste
     Treatment Plant                       80,000         80,000
   Notes Payable to Shareholders          299,229        218,157
                                     ------------   ------------
Total Long-Term Liabilities         $   1,122,775  $   1,035,453
                                     ------------   ------------

   Equity
   -----------------------------
   8% Preferred Series B Stock,
   $100 Par Value, 7,500 shares
   authorized, issued and
   outstanding                      $     750,000  $     750,000

   Common Stock, $.001 par value,
   25,000,000 Shares authorized,
   5,757,740 Shares issued                  5,758          5,184

   Paid in Capital in excess of
   par value                            2,286,740      2,061,141

   Retained Earnings                     (282,607)      (257,038)
                                     ------------   ------------
Total Stockholders' Equity          $   2,759,891  $   2,559,287
                                     ------------   ------------
Total Liabilitites &
  Stockholders' Equity              $   3,882,666  $   3,594,740


The accompanying Summary of Significant Accounting Policies are an integral part of these financial statements.

                              (3)

                   Great Basin Water Company
                     A Development Company
                 Consolidated Income Statement
           For the period beginning January 1, 2000
                  and ending March 31, 2000


                                       Period         Period
                                       Ended          Ended
                                      3/31/2000       3/31/1999
                                     ------------   ------------
Income
   Interest Income                  $           0  $           0

Expenses:
   Telephone                                2,552          2,585
   Postage & Delivery                         253            822
   Bank Charges                               154            170
   Insurance                                  170              0
   Rent                                     2,225          3,541
   Payroll Expense                              0          7,870
   Storage Expense                            220              0
   Supplies                                   262              0
   Licenses, Permits & Fees                   975          2,830
   Other Expenses                           1,500          2,586
   Office Expense                             469            829
   Professional Fees                       11,860          6,921
   Travel & Entertainment                   2,469          8,003
   Interest Expense                           500              0
   Outside Services                         1,000              0
   Utilities                                   45              0
   Depreciation Expense                       915            900
                                     ------------   ------------
Total Expenses                      $      25,569  $      37,057
                                     ------------   ------------
Income from Operations Before
  Income Taxes                      $     (25,569) $    ($37,057)

   Income Taxes on Operations                   0              0
                                     ------------   ------------
Net Income/(Loss)                   $     (25,569) $     (37,057)


The accompanying Summary of Significant Accounting Policies are an integral part of these financial statements.

                              (4)

                   Great Basin Water Company
                    A Development Company
              Consolidated Statement of Cash Flows
            For the period beginning January 1, 2000
                   and ending March 31, 2000



Cash Flows From Operating Activities
   Net Income                                         $  (25,569)
   Non-cash Items included in
   Net Income:  Depreciation                                 915
                                                       ---------

Net Cash Flows Provided by Operating Activities       $  (24,654)

Cash Flows From Investing Activities
   Investment in Subsidiaries                         $        0
   Increase/(Decrease) in Accounts Payable                (5,969)
   Purchase of Assets for Cash                                 0
   (Increase)/Decrease in Receivables                     29,008

Net Cash Flows Provided by Investing Activities       $   23,039

Cash Flows From Financing Activities
   Loan From Shareholder                              $        0
   Long-Term Loans                                             0
   Common Stock                                                0
   Additional Paid in Capital                                  0
                                                       ---------

Net Cash Flows Provided by Financing Activities       $        0
                                                       ---------

Net Change in Cash Flows                              $   (1,615)
                                                       =========

Cash At The Beginning of The Period                   $    1,633
                                                       =========

Cash At The End Of The Period                         $      (18)
                                                       =========


The accompanying Summary of Significant Accounting Policies are an integral part of these financial statements.
                           (5)

                  Great Basin Water Company
                    A Development Company
           Consolidated Statement of Stockholders' Equity
                For the period ended March 31, 2000

                                 $0.001     Additional    $100   Additional
                                   par       Paid In       par    Paid In
                         Shares   Value      Capital      Value   Capital    Total
                        ------------------------------------------------------------
Issuance of Common
Stock for cash on
September 16, 1997     3,687,740  $3,688                                    $ 3,688

Issuance of Common
Stock in Public
Offering January 1998    500,000     500    $74,500                          75,000

Issuance of Restricted
Stock, for Shadow
Ridge Water Co.        1,000,000   1,000   1,999,000                      2,000,000

Issuance of Preferred
Stock for four water
wells in February 1999                                    $750,000  $285    750,285

Stock Issuance For
HDB Telemetry Systems
July 12, 1999            100,000     100     199,900                        200,000

Stock Issuance For
20% HDB Telemetry
Systems, Canada
July 12, 1999             20,000      20      39,980                         40,000

Additional Paid-In
Capital                                                                           0

Stock Issuance
January 2000             450,000     450       4,050                          4,500

Stock Issuance Costs                         (30,975)                       (30,975)
                        ------------------------------------------------------------
Balance at
March 31, 2000         5,757,740  $5,758   $2,286,455     $750,000  $285  $3,042,498



The accompanying Summary of Significant Accounting Policies are an integral part of these financial statements.

                                 (6)

                   Great Basin Water Company
                      A Development Company
                  Statement of Retained Earnings
            For the period beginning January 1, 2000
                       and ending March 31, 2000



Balance of Retained Earnings at
   December 31, 1999                                  $ (257,038)

Current Period Activity                                  (25,569)

Dividends and Distributions                                    0
                                                       ---------
Balance of Retained Earnings at
   March 31, 2000                                     $ (282,607)
                                                      ==========

The accompanying Summary of Significant Accounting Policies are an integral part of these financial statements.


                             (7)

                   Great Basin Water Company
                     A Development Company
            Summary of Significant Accounting Policies
              For the period beginning January 1, 2000
                   and ending March 31, 2000

1.  Organization of the Company

Great Basin Water Company, (the "Company") was incorporated on
August 27, 1997, under the laws of the State of Nevada.

The Company was organized as a utility holding company to acquire, own, and consolidate water and waste treatment companies.

The Company is currently a publicly traded company.


2.  Stock Transactions

The Company issued 500,000 shares of stock in an offering in January 1998. The majority of the proceeds received in this offering were utilized to cover operations of the Company, and to pay certain obligations of Shadow Ridge Water Company, a wholly owned subsidiary.

Shadow Ridge Water Company was acquired November 1, 1998. The Company issued 1,000,000 shares of restricted common stock, with a par value of $0.001 per share. The value of the stock at that time is estimated to be approximately $2.00 per share, for a total of $2,000,000. This amount is reflected on the Consolidated Balance Sheet under Investment in Shadow Ridge and the stock transaction is under Restricted Stock. Management has determined the value of the stock as of the acquisition date, but expects this estimate to be conservative.

The original acquisition of Shadow Ridge Water Co. included a road and other land improvements which added value to that company. However, the land which held the road and improvements was lost due to a question in the actual ownership of the land. That land has been replaced in another acquisition and the value of the investment in Shadow Ridge remains unchanged.

The Company issued 450,000 shares of common stock to the Chairman of the Board, the Chief Financial Officer and the President of the Company for their preparation of the business plan for the next five years, their management and positioning of the Company to move into the acquisition phase, and the establishment of corporate relations.

                            (8)

                  Great Basin Water Company
                    A Development Company
         Summary of Significant Accounting Policies (cont.)
            For the period beginning January 1, 2000
                    and ending March 31, 2000

3.  Land and Well Acquisitions

In February of 1999, the Company acquired four water wells with pumps and 2,733.35 acre feet of water in exchange for 7,500 shares of Preferred Stock. (See Statement of Capital Accounts). The wells and pumps have a rated capacity of approximately 1,850,000 gallons per day, more than adequate to supply developments for which the Company has provided Assurances of Service. Groundwater acquired was valued at approximately $166.00 per acre foot.

The Investment in Shadow Ridge is net of the access road and improvements. The access road is 3.04 miles in length, and 184 feet wide. Book value includes the costs associated with surveying, engineering, and mapping of 7.5 miles of mains and laterals for water and waste treatment. The book value also includes the costs of aquisition of three separate franchises from Mohave County, Arizona.

A parcel of land was purchased for $55,000 and holds Well #1.

A parcel of land was acquired on which it is planned that a waste treatment plant will be constructed.


4.  Accounts and Notes Payable

The Shareholder payable on the Balance Sheet represents operating expenses of the Company which were paid by the shareholder and will be reimbursed to him.

The Notes Payable to Shareholder represent outstanding notes which were made with Shadow Ridge prior to the acquisition, and are now the obligation of the Company.

A note payable in the amount of $55,000 was issued to Derral
Christensen for the land which holds Well #1.

A note in the amount of $80,000 was given in exchange for the land where the water treatment plant will be constructed.


5.  Investments

On July 12, 1999 the Company acquired 100% of HDB Telemetry
Systems in exchange for 100,000 shares of stock valued at $2.00 per share.

On July 12, 1999 the Company acquired 20% of HDB Telemetry
Systems Canada in exchange for 20,000 shares of stock valued at $2.00 per share.


                         (9)

                 Great Basin Water Company
                   A Development Company
       Summary of Significant Accounting Policies (Cont.)
         For the period beginning January 1, 2000
                 and ending March 31, 2000


5.  Investments (Cont.)

In December 1999, two of the major shareholders assigned to the Company a note and all associated income therefore. This assignment of income is a loan to the Company, and is expected to be paid back at such time as the Company is able.


6.  Depreciable Assets

The Company is depreciating assets on the straight-line basis over the appropriate lives for those assets.

                        (10)

Item 2.  Management's Discussion and Analysis

     This registration statement includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "could", "should", "plans to" and "it is reasonable to assume", and words and phrases of a similar nature which constitute "forward-looking statements" meaning actual results could differ from projected or expected results. In particular, the statements herein regarding the Company's expansion and acquisition plans and methods; the stabilization of business and its affect on revenues and expenses; the length of time the proceeds from the Company's stock and cash acquisition plans and the cash flow from operations acquired and planned could and would fund its planned operations and acquisitions; the complete effect to the Company's operations if lack of agreement or cooperation with those third party investors on which the company relies, the effect of the name recognition associated with the utility industry in acquiring future and planned water and waste treatment companies or the effects on the operations of the Company if the Company were to lose the services of any of its officers or directors or the management anticipated to be acquired in the acquisitions; the role consolidation has in the acquisition of the companies that is anticipated and the effects on rate limitations levied by the Corporate Commissions or the Utility Commissions, and the possible effect of misinterpretation of new policies or lack of awareness could have on operations, are forward looking statements. These forward-looking statements reflect management's current expectations and are inherently uncertain and dependent upon investor relations for the acquisitions. The Company's actual results may differ significantly from management's expectations.

INTRODUCTION
------------

     The Company is a holding company with two operating subsidiaries: Shadow Ridge and H.D.B. Telemetry. Shadow Ridge holds franchises for water and waste treatment utility services on approximately 7,000 acres of land in the State of Arizona. It has requests for Assurance of Service from three developers that are currently awaiting their preliminary approval prior to starting construction on the first phase of 435 homes within the franchise area of Shadow Ridge.

     H.D.B. Telemetry is a "start up" company that has developed utility meters that can be read by satellite on OrbsComm and through the system can transfer the data from Satellite directly to the software billings with limited possibility of corruption. The Corporation is entering into a Contract with a Canadian Firm For the first 125 communicators that will monitor and calculate Flow through the OrbsComm relay. This is expected to be operational within the next 90 day period.

     There have not been any revenues from either subsidiary and revenues are not expected from either until the third quarter of 2000.

     The Company is designed to serve as a utility holding company that would acquire and operate water utility companies and waste treatment systems, first in Northwest Arizona and eventually throughout the Southwestern United States. The Company has negotiated agreements to acquire three operating water utility companies in the region of Northwestern Arizona and are expected to close on the acquisitions in the first quarter of 2000. The acquisitions, if and when completed, are expected to produce for the Company an immediate increase in annual revenues of approximately $600,000.00 per year.

     Management's vision for the Company is to build a substantial regional utility company through a strategic program of acquiring water rights, service franchises and existing water companies along the paths of predicted growth throughout the desert regions of the Pacific Southwest. In this way, the Corporation can systematically build equity, increase earnings and maximize share value through the consolidation of the companies acquired.

     "New-build" systems as in the case of Shadow Ridge, will utilize the latest in hi-tech plastic pipe, pumps and delivery systems, which allow the smaller companies to become more profitable and less expensive. Packaged waste treatment plants are planned in all of the systems in which Shadow Ridge has been petitioned for service. In the "new-build" systems, the assets of the corporation grow in direct proportion to developer activities. While the company is responsible for the waste treatment facility, wells, storage facilities and some of the main transmission lines, the developer is responsible for the mains, lateral's and service units. Upon completion of the infrastructure (transmission and distribution system), the developer deeds the infrastructure to the Company for ownership and of course the utility assumes the maintenance after proper inspection. Hence earnings from new-build systems do not grow in direct proportion to the customer growth. This cost is off-set through impact fees and tap fees paid by the developer which then in turn, pays for the build out cost and the costs associated with the assurance of continued service.

     The featured direction of the Company is to acquire existing water and waste treatment companies. The fundamental feature of these investor owned water companies is that each is structured in the holding company, servicing its customers through one or more subsidiary companies, usually, but not necessarily, wholly owned subsidiaries. The management of the Company's affairs is centralized within its executive management team and its Board of Directors. As of December 31, 1999, the Company's net shareholders equity was $2,551,723 or $0.48 per share. Net shareholder's equity (also called "book value") per share represented the amount of the total assets of the Company from its audited balance sheet, reduced by the amount of its total liabilities, divided by the total number of shares of Common Stock issued and outstanding.

     In comparison of this years quarterly to last years quarterly we should comment on the increase of fixed assets. The increase is due to the addition of the land that will be utilized for the Waste Treatment Plant for The Shadow Ridge Water Company. Current progress by the developers will result in the progression of that new water system during this fiscal year. The Sterling Investment receivable is from the dedication of funds anticipated from the sale of bonds owned by two of the Officers of the Corporation. Also adding to the increase in assets is the acquisition of Twenty Per Cent of the H.D.B. Canada Corporation which is the manufacturing and assembly plant of the communicators utilized in the OrbsComm relay.

     The long term liabilities are increased with the addition of the $592,050 notes payable to stockholders. The stockholders are officers and directors of the corporation who are assigning the proceeds of some of the sale of bonds as well as salaries and compensation not paid to the main officers.

     The Corporation has been able to lower expenses of the operational and acquisition phase of the business plan, primarily because of the centralization of the offices in the Las Vegas area.

     The trend of acquisition and consolidation of utility companies is a growing Trend in the United States. Primarily being conducted in the Eastern part there is now recognized another corporation in the west that is approaching our same business plan.

     With the additional funds anticipated in the next quarter, it is reasonable to assume that the first of the smaller water companies with whom we are targeting acquisition, should be acquired and operational. The first ones are also the ones with better management that will be retained to assist in the consolidation of the remaining companies.

     It is also reasonable to assume that during the remainder of the year, at least three of the targeted companies will move into the consolidation of operations.

     To ensure the continued operations to effect the business plan for the year 2000, the Chairman of the Board and the President of the Corporation have assigned proceeds from their personal bonds in the amount of $592,050.00 which will be sufficient to move the corporation into the acquisition phases of the business plan. It is reasonable to assume that such funds shall be sufficient and the total may not be required.

     Relationships with investment groups have enabled the corporation to move into the acquisition phases of the business plan and three companies that have agreed to acquisition terms are in the review process. It is anticipated that all three companies shall pass the reviews and be acquired by the Corporation. Even though it was anticipated that all three companies would pass the reviews required and become operational with our Corporation by May of 2000, Corporate Commission and legal work is delaying the acquisition of the companies that may even move the closing dates to the third quarter of 2000. The Company also anticipates that it might acquire a minimum of two more water or utility-related corporations in 2000.

     The Company has added two employees.

Year 2000
---------

     Neither the Company, nor its subsidiaries, has had any negative effects from the year 2000 date change and management does not expect any material issues to arise in the future in this regard. The year 2000 was not considered a problem or a threat to the Company or any of our subsidiaries. All the programs were checked by the technicians from H.D.B. Telemetry and were all considered Y2K compliant, including all the software designs of H.D.B. Telemetry.

Results of Operations
---------------------

     The Company posted revenues of $7,524 for the quarter ended March 31, 2000, up from $0 for the same quarter in 1999. This revenue was derived from $1,500 in Executive Assistance, Inc., and $6,024 in Eyesite.com, Inc., both wholly-owned subsidiaries of the Company. Eyesite.com, Inc. incurred a cost of goods sold of $2,500 for the quarter ended March 31, 2000. The Company anticipates increased revenue in the following quarters for Eyesite.com, Inc., but does not expect additional revenue in Executive Assistance at this time. Currently, any income from our equity investment in e-Data is immaterial.

     The Company's total general and administrative expenses increased from $2,186 in the first quarter of 1999 to $508,642 in the same period of 2000. Of this expense, $310,027 was attributable directly to the Company, $196,815 was attributable to Eyesite.com, $1,222 was attributable to Executive Assistance and the remaining $578 to Framing Systems, Inc., another wholly-owned subsidiary of the Company. The Company anticipates these figures to continue to rise for Rhino and Eyesite.com, as both companies increase staff to handle the marketing, administrative, management, legal, accounting and technological demands of its increased business activity. Personnel costs and professional fees grew from $0 in the first quarter of 1999 to $319,929 in the same period of 2000. Again, these figures are attributable to $228,636 for the Company, $90,221 for Eyesite.com and $1,072 for Executive Assistance. Additionally, the Company's operating costs increased from $1,328 in the first quarter of 1999 to $165,735 in the first quarter of 2000. Total operations costs for Rhino itself was $65,404, Eyesite.com was $100,063, Executive Assistance was $150 and Framing Systems was $118. This increase was caused by normal operating costs incurred by the Company, including office lease on a month to month basis, marketing, administrative and other costs related to doing business. The Company was not doing business during the first quarter of 1999. With the anticipated expansion of the Company's operations during 2000, management anticipates operating costs to increase as we expect to enter into formal long-term lease arrangements for both Rhino and Eyesite.com and a significant increase in the Company's advertising budget in 2000. This is due to the Company's need to promote the products and services of its subsidiaries and other equity investments.

     Other Income/(Expense) went from $0 in the first quarter of 1999 to ($58,569) in the first quarter of 2000. The change was caused by $70,238 in interest expense ($69,413 for Rhino and $825 for Eyesite.com) in the first quarter of 2000, which was offset by interest income of $38,796 ($35,255 for Rhino and $3,541 for Eyesite.com). The Company's equity interest in E-Data Alliance Corp. resulted in a loss of ($29,345). The Company will continue to make loans to other companies as a way to pursue business opportunities. The increase in interest expense was caused by the Company incurring additional debt to finance operations and acquisitions. The Company anticipates that interest expense will continue to increase into 2000 as the Company continues to expand and grow its operations. Therefore, it is anticipated that interest income for the Company will continue to grow into 2000. It is possible that the Company will have other extraordinary income in 2000, but at this time management cannot predict the source of any potential extraordinary income.

Financial Condition
-------------------

     At quarter end, cash and cash equivalents were $81,943 as compared to $0 at March 31, 1999. The ratio of current assets to current liabilities was .60 to 1 at March 31, 2000.

     Operating activities used $416,372 of cash in the first quarter of 2000 compared to $637 in the first quarter of 1999. The majority of the cash utilized by operations in the first quarter of 2000 was attributable to general & administrative costs.

     Investing activities consumed $108,880 during the first quarter of 2000, compared to $0 in the same period of 1999. Capital expenditures rose in the first quarter from $0 in 1999 to $19,605 in 2000. The increase in cash used by investing was due to the sale of unproductive assets and reinvestment in other property and equipment for the expansion of the Company. Additionally, during the quarter ended March 31, 2000, the Company made short-term loans bearing 8% to 10% interest to various companies totaling $568,739 which is an increase over 1999's total of $0. The Company also collected outstanding sums due on notes receivable totaling $441,595. The Company anticipates that a significant portion of these loans made will continue to be repaid in 2000, thus providing a source of working capital for the Company.

     Financing activity provided the Company with $217,124 net cash as of March 31, 2000 as compared to $0 in the same period of 1999. During the first quarter, the Company acquired additional financing in the amount of $654,338, of which $408,260 was for Rhino and $194,950 was for Eyesite.com. This increase was also caused by accrued interest on these notes and those outstanding at year end. During this period, the Company repaid $364,523 of notes. These payments were made to Dr. Gary Edwards and Digital Information & Virtual Access, Inc. In accordance with the Board of Directors' approval for the Company to repurchase its stock, Rhino expended $72,691 for 19,650 shares of its common stock purchased in the open market during the first quarter of 2000.

     This financing provided, in part, the funding for operations and investment activities. Management believes that collections on advances, fees earned through incubation services, interest income and reimbursement of expenses will be sufficient for the Company's working capital needs for the whole of the year 2000. As such, management anticipates that it may only need minimal working capital loans from time to time during 2000. Management anticipates collecting on approximately $200,000 to $500,000 of outstanding notes receivable in the third or fourth quarters of this year. Management foresees that its options for repaying $3,372,551 in notes payable are open. The Company could approach each lender to negotiate the renewal and extension of the debt or discuss the exploration of converting such debt into equity in the Company; could locate other private financing to replace the current financing; or could make an equity placement of securities to raise funds to repay these outstanding notes. Any one or more of these options may be used, as the Company is not committed to any single course of action at this time.

     The Company believes that it has the financial resources and commitments needed to meet business requirements in the foreseeable future, including capital expenditures and working capital requirements. The Company anticipates significant growth of its operations in 2000. This growth will in turn cause certain financial and operational areas of the Company to change. The most significant change in operations will be the number of employees working for the Company. The Company currently has 10 full-time employees and out-sources a large number of projects. In an effort to bring these projects "in-house" and based on the expansion, the Company anticipates having 35-50 full or part time employees by the end of 2000. This expansion will also significantly increase the funds utilized to provide sufficient advertising & marketing, office space and equipment for the increased staff and growth of the Company. Additionally, the Company will be required to increase its expenditures for legal and accounting services to meet its various compliance standards.

Year 2000 Compliance
--------------------

     Prior to January 1, 2000, it was widely believed that many computer systems used today would not be able to interpret data correctly after December 31, 1999, because such systems allow only two digits to indicate the year in a date. The Company and its subsidiaries have been engaged, both before December 31, 1999 and after January 1, 2000, in assessing this Year 2000 ("Y2K") issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers and others. The Company did not encounter any problems with Y2K issues, nor, based upon a review of its systems, does it expect to encounter any in the future.

Factors That May Impact Future Operating Results
------------------------------------------------

     The Company and its subsidiaries operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is dependent upon its current management team. If the Company were to lose any one or more of its management team, it could face a financial setback or suffer in other ways related to is planned business. It could take the Company a significant period of time to locate and train replacements, if and when necessary. The Company does have employment agreements with both its President and Chief Operating Officer, which may be terminated upon certain circumstances. These agreements are filed as exhibits to the Company's First Amendment to the Form 10-SB filed with the Securities and Exchange Commission.

     Since the Company has very little revenue at the moment, it is dependent upon outside financing for working capital and to grow its business. The Company may find it difficult to borrow additional funds or have access to additional funds via some other method. If such a situation occurs, the Company may not be able to make debt service payments, provide the services it has planned, increase its staff as planned or otherwise grow its business.

    The Company has a significant portion of debt which must be repaid in cash at some point or the Company must explore other alternatives for repayment, which could be in the form of conversion of debt to equity, replacement financing and/or an offering of securities. The Company may find it difficult to repay the existing debt when due, extend the due date of the existing debt, reach some agreement with regard to converting the debt to equity or otherwise satisfy its obligation. Likewise, if a new source of financing is found to replace the current source, the Company could face similar risks in the future with regard to its ability to repay or otherwise take care of any future debt. Also, any additional issuances of securities, whether in the form of converting debt to equity or the form of a securities offering, would dilute the share value of current shareholders.

     The Company has made several unsecured loans to other small companies. The Company faces a risk that these third party borrowers will not be able to pay the interest and/or principal on their debt. In the event these borrowers are unable to repay the interest and/or principal, the Company may seek to convert the debt into an equity interest in the borrowing entity. However, the Company may face difficulty in negotiating with such borrowers with regard to the ability to convert the debt into equity or the conversion ratio. Likewise, if such debt is converted into equity of the borrowing entity, there exists a great possibility that the equity interest in the borrowing entity will not be a liquid investment or that the value of such equity interest will not be at or near the original loan to the borrowing entity. Further, if one or more of these borrowing entities is unable to make interest and/or principal payments when due or if the debt is converted into a non-liquid equity investment, the Company could face a working capital shortage.

     The Company's subsidiary, Eyesite.com, has planned its business in accordance with current legislation. If new legislation is passed at a local, state or federal level, it could materially adversely affect Eyesite.com's business plan. Eyesite.com faces the risks that it might not be able to (1) continue its business as planned, (2) adjust its business plan in accordance with any new legislation, or (3) operate in such a manner that would eventually be profitable.

     In order to grow the Company's business as planned, the Company will have to hire additional personnel for a number of positions. The current low unemployment rate presents a challenge for management of the Company to locate and attract qualified individuals to fill the positions that the Company expects to have available. The Company faces the risks that it might not be able to (1) fill every position as it becomes available in a timely manner, (2) retain those employees it currently has or that it hires, or (3) offer an attractive enough compensation package to attract top quality candidates to its positions.


                 PART II - OTHER INFORMATION

(Items 1, 3, 4 and 5 have been omitted as there is no information to report.)

Item 2.  Changes in Securities.

     During the quarter ended March 31, 2000, the Company issued 150,000 shares each, for an aggregate of 450,000 shares, of restricted common stock to three officers and directors of the Company for services rendered. These securities were issued in reliance upon a transactional exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.      Description
-----------      -------------------------------------------

27.0             Financial Data Schedule


Reports on Form 8-K
------------------------------------------------------------

     During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GREAT BASIN WATER COMPANY
                            (Registrant)

Date: May 31, 2000          By:/s/ THOMAS R. WARREN
                            --------------------------------
                            Thomas R. Warren,
                            Chief Financial Officer and duly
                            authorized officer