Form 10QSB
period 2000-06-30
GREAT BASIN WATER CO
filed 2000-08-21
CIK 1059413

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                             FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended June 30, 2000

                                  OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to


Commission File Number 0-29989

                  GREAT BASIN WATER COMPANY
(Exact name of small business issuer as specified in its charter)

        Nevada                               86-0889096
  (State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)       Identification Number)

                2950 E. Flamingo Rd., Suite F
                    Las Vegas, NV  89121
           (Address of principal executive offices)

                       (702) 214-8440
                 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2000, 9,924,773 shares of Common Stock and 7,500 shares of Series B Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
   Yes [ ]  No [X]

                   GREAT BASIN WATER COMPANY

                          Form 10-QSB


                             INDEX


                                                          Page
                                                         Number
                                                         ------

Part I   Financial Information

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of June 30, 2000                       3

                  Condensed Consolidated Statements of
                  Operations for the three and six
                  months ended June 30, 2000 and 1999       4

                  Condensed Consolidated Statements of
                  Cash Flows for the six months ended
                  June 30, 2000 and 1999                    5

                  Notes to Condensed Consolidated
                  Financial Statements                      6

         Item 2   Management's Discussion and Analysis
                  or Plan of Operation                      7

Part II           Other Information                         8

         Item 1   Legal Proceedings                         8
         Item 2   Changes in Securities and Use of
                  Proceeds                                  8
         Item 3   Defaults upon Senior Securities           8
         Item 4   Submission of Matters to a Vote of
                  Security Holders                          8
         Item 5   Other Information                         8
         Item 6   Exhibits and Reports on Form 8-K          8

Signatures                                                  9

                  GREAT BASIN WATER COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEET
                        June 30, 2000
                         (Unaudited)


                            ASSETS

Current assets
   Cash and cash equipvalents                       $    16,578
   Accounts receivable                                    2,300
   Land Escrow                                            5,000
   Other Receivables                                      2,500
                                                    -----------
       Total current assets                              26,378

Fixed Assets
   Property and equipment, net                           15,748
   Wells including water rights                         750,000
   Capitalized costs                                    249,046
   Land                                                  55,000
                                                    -----------
       Total fixed assets                             1,069,794

       Total assets                                 $ 1,096,172
                                                    ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities         $    60,038
   Other payables                                            25
                                                    -----------
       Total current liabilities                         60,063

Long-Term Liabilities
   Notes Payable                                         49,401
   Loans from shareholders                              210,457
                                                    -----------
       Total long-term liabilities                      259,858

       Total liabilities                                319,921

Stockholders' equity
   Common Stock, $.001 par value -
     25,000,000 shares authorized; 9,643,540
     shares issued and outstanding                        9,644
   Preferred stock, $100 par value -
     1,000,000 shares authorized; 7,500 shares
     issued and outstanding                             750,000
   Paid-in capital                                      422,537
   Accumulated deficit                                 (405,930)
                                                    -----------
       Total stockholders' equity                       776,251
                                                    -----------

       Total liabilities and stockholders' equity   $ 1,096,172
                                                    ===========


  The accompanying notes are an integral part of this statement

                     GREAT BASIN WATER COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                         Three Months Ended        Six months Ended
                                                       June 30                 June 30
                                              -------------------------------------------------
                                                 2000          1999        2000         1999
                                                 ----          ----        ----         ----
Revenue                                       $     -      $      -     $     -      $     -
Operating expenses:
   Rents                                           2,180         1,755       4,580        5,296
   Payroll and payroll related                     1,320        13,781       1,320       21,651
   Taxes, licenses and fees                        3,132            70       3,257        2,900
   Services                                       34,150         1,999      44,021        8,920
   Administrative and general expenses            14,597        18,243      24,857       34,622
   Depreciation                                      915         1,209       1,830        2,109
                                              -------------------------------------------------

       Total operating expenses                   56,294        37,057      79,865       75,498

Loss from operations                             (56,294)      (37,057)    (79,865)     (75,498)

Other income (expense):
   Interest income                                  -             -           -            -
   Interest expense                                 (560)         -         (1,060)        -
                                              -------------------------------------------------

Total other expense                                 (560)         -         (1,060)        -
                                              -------------------------------------------------

Net Loss                                      $  (56,854)  $   (37,057) $  (80,925)  $  (75,498)
                                              =================================================

Basic and diluted net loss per common share   $    (0.01)  $     (0.01) $    (0.01)  $    (0.01)
                                              -------------------------------------------------

Weighted average shares outstanding            7,571,340     5,183,713   7,183,184    5,183,713
                                              -------------------------------------------------



 The accompanying notes are an integral part of these statements

                    GREAT BASIN WATER COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                       Six Months Ended
                                                            June 30
                                                 ---------------------------
                                                       2000          1999
                                                       ----          ----
Cash flows from operating activities:
       Net cash used in operating activities     $   (117,835)  $     (3,166)

Cash flows from investing activities:
   Capital Expenditures                                  -              -
   Costs related to acquisition                          -              -
       Net cash used in investing activities             -              -
                                                 ---------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock             148,780           -
   Short-term borrowings                                 -              -
   Long-term borrowings                               (16,000)          -
                                                 ---------------------------
       Net cash provided by (used in)
         financing activities                         132,780           -
                                                 ---------------------------

       Net decrease in cash and cash equivalents       14,945         (3,166)

Cash and cash equivalents, beginning of period          1,633          4,799
                                                 ---------------------------

Cash and cash equivalents, end of period         $     16,578   $      1,633
                                                 ===========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                    $      1,060   $       -
     Income taxes                                $       -      $       -







 The accompanying notes are an integral part of these statements

                   GREAT BASIN WATER COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Report on Form 10SB12(g) for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

2. The Company currently has no operating revenue, and is showing a loss for the current year of $80,925.

3. Cash for operations was received this period through sales of stock to various private investors. Through these sales, the Company raised $148,780. The majority of the proceeds were used to pay accounts payable, and current operating expenses. The Company increased outstanding stock to 9,643,540 shares, and the additional paid in capital increased from $301,190 to $422,537.

4. The Company has 7,500 shares of Preferred Series B Stock valued at $100 per share, paying dividends at 8% per annum, due on or before the first day of November. The first dividend payment is due by November 1, 2000.

5. The Company currently has $210,457 in notes outstanding to Darryl Shutteloffel. These notes are due to the shareholder, and will be paid when the Company begins to collect revenues.

6. The Company has a note outstanding in the amount of $49,401, to Darrel Christensen. The note is for the land that holds Well #1. No payments have been made on this note in the current year.

7. The Company had a purchase contract for land on which the Company was to construct a waste treatment plant. The land, and the corresponding note were valued at $80,000 on the balance sheet. The seller could not deliver title of the land, therefore, the contract was cancelled. As a result thereof, the asset, and the corresponding note have been removed from the books in this period.

8. At December 31, 1999, the Company showed an investment of $40,000 in HDB Telemetry Systems-Canada. Due to an inability of HDB to finish the design and delivery of its product, HDB and the Company agreed to end their business relationship through the return of the original consideration provided by both parties. Consequently HDB returned the Company's 25,000 shares of Common Stock that was issued to HDB, and the Company has returned HDB's stock to HDB. As a result thereof, the original transaction entered on the books has been reversed thereby removing the HDB asset from the books and offsetting shareholder's equity.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RECENT EVENTS
-------------

     The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10SB12(g)/A Amended Registration Statement. The Plan of Operation has not materially changed from that filing with the exception of the matters discussed below.

     The Company's original plan of operation forecasted a construction start for housing developments in the franchise area of the Company's subsidiary, Shadow Ridge Water Company (hereinafter "Shadow Ridge"), for March of 2000. Construction of the housing developments has not occurred. Due to a disagreement between the developers and the City of Mesquite, Nevada (hereinafter the "City of Mesquite"), the City of Mesquite refused to allow refuse from the planned developments to be deposited in the land fill operated by the City of Mesquite.
This dispute precluded the issuance of building permits from Mohave County, Arizona for the proposed developments. This dispute has now been resolved and the Company expects the developers construction permits to be issued by the end of October of 2000. Once those permits are issued the Company expects to begin construction of the proposed Shadow Ridge water and waste water facilities more fully described in the Company's previously filed Form 10SB12(g).

Forward-looking Statements

     In addition to the historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties set forth in this Form 10-QSB that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2000
as compared to three months ended June 30, 1999

     The Company is still in the development stage and has not had any revenues for the three months ended June 30, 2000. This represents no change from the prior period. The Company's loss from operations has shown an increase to $56,294 for the three months ended June 30, 2000, from $37,057 for the three months ended June 30, 1999. This increase is consistent with the Company's activities in conjunction with the preparation of plans for construction of the Shadow Ridge water and wastewater facilities. The primary increase in expenses is associated with outside services which increased to $34,150 for the three months ended June 30, 2000, from $1,999 for the three months ended June 30, 1999. This increase in expenses was partially offset by a decrease in payroll related costs to $1,320 from $13,781 for the respective periods ending June 30, 2000 and 1999.

Six months ended June 30, 2000
as compared to six months ended June 30, 1999

     The Company is still in the development stage and has not had any revenues for the six months ended June 30, 2000. This represents no change from the prior period. The Company's loss from operations has shown an increase to $79,865 for the six months ended June 30, 2000 from $75,498 for the six months ended June 30, 1999. This increase is consistent with the Company's increased activities with the preparation of plans for construction of the Shadow Ridge water and wastewater facilities. The primary increase in expenses is associated with outside services which increased to $44,021 for the three months ended June 30, 2000 from $8,920 for the three months ended June 30, 1999. This increase in expenses was offset by a decrease in payroll related costs to $1,320 from $21,651 for the respective periods ending June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities used cash of $117,835 for the six months ended June 30, 1999 as compared to a use of $3,166 for the same period in 1999. The financing activities during the six months ended June 30, 2000 consisted of $148,780 for stock sold by the Company in private placements.

     The Company's current operations are cash flow negative and as of June 30, 2000 the Company had $33,685 of working capital. In order for the Company to construct the water and wastewater facilities, estimated to be $1,200,000, necessary to provide service to the proposed developments in the Shadow Ridge franchise area, the Company will have to acquire additional financing. The Company expects the developers to provide an advance payment of "tap fees" in the amount of $350,000. The Company would then be responsible for acquiring the additional $850,000 needed for construction. The Company is actively engaged in seeking out additional equity funding. However, there can be no assurance that equity funding will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's ability to continue as a going concern would be impaired.

Part II.   Other Information
           -----------------

Item 1.    Legal Proceedings
           -----------------

                 None.

Item 2.    Changes in Securities
           ---------------------

     During the three months ended June 30, 2000 the Company issued 3,801,200 shares of Common Stock. Of that amount, 1,500,800 shares were issued in a private placement for an aggregate consideration of $148,780. For services rendered by consultants or vendors, 300,200 shares of common stock were issued. The remaining 2,000,000 shares of common stock were issued to Darryl Schuttloffel, 1,000,000, and Ray Warren, 1,000,000, for services rendered as officers of the Company in lieu of salaries.

     As of August 11, 2000 the Company had issued an additional
281,233 shares of Common Stock. Of that amount, 278,233 shares were issued in a private placement for an aggregate consideration of $26,000. The remaining shares were issued for services rendered by a consultant.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
                 None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

                 None.

Item 5.    Other Information
           -----------------

                 None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits

                 27   Financial Data Schedule - June 30, 2000

           (b)   Reports on Form 8-K

                 None.

                             SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 18, 2000

Great Basin Water Company



/s/ Thomas R. Warren
Thomas R. Warren
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)