Form 10QSB/A
period 2000-03-31
GREAT BASIN WATER CO
filed 2000-10-02
CIK 1059413

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                           AMENDED
                         FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarter ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, 5,867,340 shares of Common Stock and 7,500 shares of Series B Preferred Stock were outstanding.

Transitial Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                  GREAT BASIN WATER COMPANY

                          Amended
                        Form 10-QSB

                     TABLE OF CONTENTS

                                                        Page
                                                       Number
                                                       ------

Part I   Financial Information

         Item 1  Financial Statements

                 Condensed Consolidated Balance Sheet
                 as of March 31, 2000                      3

                 Condensed Consolidated Statements
                 of Operations for the three months
                 ended March 31, 2000 and 1999             4

                 Condensed Consolidated Statements
                 of Cash Flows for the three months
                 ended March 31, 2000 and 1999             5

                 Notes to Condensed Consolidated
                 Financial Statements                      6

        Item 2
                 Management's Discussion and Analysis
                 or Plan of Operation                      7

Part II          Other Information                         8

        Item 1   Legal Proceedings                         8
        Item 2   Changes in Securities and Use of
                 Proceeds                                  8
        Item 3   Defaults upon Senior Securities           8
        Item 4   Submission of Matters to a Vote of
                 Security Holders                          8
        Item 5   Other Information                         8
        Item 6   Exhibits and Reports on Form 8-K          8

Signatures                                                 9

                   GREAT BASIN WATER COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEET
                         March 31, 2000
                           (Unaudited)

                             ASSETS
                                                      RESTATED
Current assets
   Cash and cash equivalents                       $      2,358
   Accounts receivable                                    2,300
   Land Escrow                                            5,000
   Other Receivables                                      2,000
                                                   ------------
     Total current assets                                11,658

Fixed Assets
   Property and equipment, net                           16,663
   Wells including water rights                         750,000
   Capitalized costs                                    249,406
   Land                                                 135,000
                                                   ------------
     Total fixed assets                               1,151,069

Other assets
   Investment in HDB Telemetry Systems -
    Canada (20%)                                         40,000

     Total assets                                  $  1,202,727
                                                   ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable and accrued liabilities        $     82,675
   Other payables                                         9,852
                                                   ------------
     Total current liabilities                           92,527

Long-Term Liabilities
   Notes Payable                                        145,401
   Loans from shareholders                              210,457
                                                   ------------
     Total long-term liabilities                        355,858

     Total liabilities                                  448,385

Stockholders' equity
   Common Stock, $.001 par value -
     25,000,000 shares authorized; 5,867,340
     shares issued and outstanding                        5,867
   Preferred stock, $100 par value -
     1,000,000 shares authorized; 7,500 shares
     issued and outstanding                             750,000
   Paid-in capital                                      347,553
   Accumulated deficit                                 (349,078)
                                                   ------------
     Total stockholders' equity                         754,342
                                                   ------------
     Total liabilities and stockholders' equity    $  1,202,727
                                                   ------------

  The accompanying notes are an integral part of this statement

                     GREAT BASIN WATER COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                               RESTATED
                                         Three Months Ended
                                               March 31
                                    ---------------------------
                                         2000         1999
                                         ----         ----
Revenue                             $       -     $        -
Operating expenses:
   Rents                                   3,278          3,541
   Payroll and payroll related              -             7,870
   Taxes, licenses and fees                  125          2,830
   Services                                9,871          6,921
   Administrative and general expenses     9,384         16,379
   Depreciation                              915            900
                                    ---------------------------

     Total operating expenses             23,573         38,441

Loss from operations                     (23,573)       (38,441)

Other income (expense):
   Interest income                          -              -
   Interest expense                         (500)          -
                                    ---------------------------

Total other expense                         (500)          -
                                    ---------------------------

Net Loss                            $    (24,073) $     (38,441)
                                    ===========================

Basic and diluted net loss per
common share                        $      (0.01) $       (0.01)
                                    ---------------------------

Weighted average shares outstanding    5,862,340      5,290,000
                                    ---------------------------


 The accompanying notes are an integral part of these statements

                     GREAT BASIN WATER COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               RESTATED
                                         Three Months Ended
                                               March 31
                                    ---------------------------
                                         2000         1999
                                         ----         ----
Cash flows from operating activities:
     Net cash used in operating
     activities                     $     (3,115) $      (7,525)

Cash flows from investing activities:
   Capital Expenditures                     -              -
   Costs related to acquisition             -              -
                                    ---------------------------
     Net cash used in investing
     activities                             -              -

Cash flows from financing activities:
   Proceeds from issuance of common
   stock                                   3,840           -
   Short-term borrowings                    -              -
   Long-term borrowings                     -             9,510
                                    ---------------------------
     Net cash provided by (used in)
     financing activities                  3,840          9,510
                                    ---------------------------

     Net decrease in cash and cash
     equivalents                             725          1,985

Cash and cash equivalents, beginning
of period                                  1,633          4,799
                                    ---------------------------

Cash and cash equivalents, end of
period                              $      2,358  $       6,784
                                    ===========================

Supplemental disclosure of cash
flow information:
   Cash paid during the period for:
     Interest                       $        500  $        -
     Income taxes                   $       -     $        -



 The accompanying notes are an integral part of these statements

                     GREAT BASIN WATER COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Report on Form 10SB12(g)A2 for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

2. The Company currently has no operating revenue, and is showing a loss for the current year of $24,073.

3. The Company issued 450,000 shares of stock to Ray Warren, Darryl Shutteloffel, and Tom Warren for their services. The shares were valued at $.10 per share. The $1,500 each to Ray Warren and Darryl Shutteloffel went to pay off a portion of the outstanding payables to them. The $1,500 to Tom Warren was charged to Consulting Services Expense. The Company sold 2,340 shares of common stock in a private placement for $1.00 per share in January of 2000.

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

8. The Company restated the Financial Statements for the year ended December 31, 1999. These interim statements are being restated to reflect the changes made to the prior year end. The changes affected the assets for Shadow Ridge, accounts payable, the capital accounts and retained earnings. Refer to those restated statements for the appropriate changes.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RECENT EVENTS
-------------

     The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10SB12(g)/A2 Amended Registration Statement. The Plan of Operation has not materially changed from that filing with the exception of the matters discussed below.

     The Company's original plan of operation forecasted a construction start for housing developments in the franchise area of the Company's subsidiary, Shadow Ridge Water Company (hereinafter "Shadow Ridge"), for March of 2000. Construction of the housing developments has not occurred. Due to a disagreement between the developers and the City of Mesquite, Nevada (hereinafter the "City of Mesquite"), the City of Mesquite refused to allow refuse from the planned developments to be deposited in the land fill operated by the City of Mesquite.
This dispute precluded the issuance of building permits from Mohave County, Arizona for the proposed developments. It is not known at this time how this matter may be resolved.

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

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2000
as compared to three months ended March 31, 1999

     The Company is still in the development stage and has not had any revenues for the three months ended March 31, 2000. This represents no change from the prior period. The Company's loss from operations has shown a decrease to $23,573 for the three months ended March 31, 2000, from $38,441 for the three months ended March 31, 1999. This decrease is primarily the result of the elimination of the Company's payroll expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities used cash of $3,115 for the three months ended March 31, 2000 as compared to a use of $7,525 for the same period in 1999. The financing activities during the three months ended March 31, 2000 consisted of $3,840 for stock issued by the Company in settlement of expenses and for cash.

     The Company's current operations are cash flow positive and as of March 31, 2000 the Company had negative working capital of $80,869. In order for the Company to construct the water and wastewater facilities, estimated to be $1,200,000, necessary to provide service to the proposed developments in the Shadow Ridge franchise area, the Company will have to acquire additional financing. The Company expects the developers to provide an advance payment of "tap fees" in the amount of $350,000. The Company would then be responsible for acquiring the additional $850,000 needed for construction. The Company is actively engaged in seeking out additional equity funding. However, there can be no assurance that equity funding will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's ability to continue as a going concern would be impaired.

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities
          ---------------------

     During the three months ended March 31, 2000 the Company issued 452,340 shares of Common Stock. Of that amount, 450,000 shares were issued to officers and Directors as repayment for short term loans or for services provided. The remaining 2,340 shares were issued in a private placement for an aggregate consideration of $2,340.

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

          (a) Exhibits

              27   Financial Data Schedule - March 31, 2000

          (b) Reports on Form 8-K

              None.

                             SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    October 2, 2000

Great Basin Water Company



/s/ Thomas R. Warren
Thomas R. Warren
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)