Form 10QSB
period 2000-09-30
GREAT BASIN WATER CO
filed 2000-11-14
CIK 1059413

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                             FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2000, 21,934,973 shares of Common Stock and 7,500 shares of Series B Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
   Yes [ ]  No [X]

                   GREAT BASIN WATER COMPANY

                          Form 10-QSB


                             INDEX


                                                          Page
                                                         Number
                                                         ------

Part I   Financial Information

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of September 30, 2000                  3

                  Condensed Consolidated Statements of
                  Operations for the three and nine
                  months ended September 30, 2000 and 1999  4

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  September 30, 2000 and 1999               5

                  Notes to Condensed Consolidated
                  Financial Statements                      6

         Item 2   Management's Discussion and Analysis
                  or Plan of Operation                      7

Part II           Other Information                         10

         Item 1   Legal Proceedings                         10
         Item 2   Changes in Securities and Use of
                  Proceeds                                  10
         Item 3   Defaults upon Senior Securities           10
         Item 4   Submission of Matters to a Vote of
                  Security Holders                          10
         Item 5   Other Information                         10
         Item 6   Exhibits and Reports on Form 8-K          11

Signatures                                                  11

                  GREAT BASIN WATER COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEET
                       September 30, 2000
                         (Unaudited)


                            ASSETS

Current assets
   Cash and cash equivalents                        $     3,402
   Accounts receivable                                    2,300
   Land Escrow                                            5,000
   Loan Receivable                                        5,403
   Other Receivables                                      2,500
                                                    -----------
       Total current assets                              18,605

Fixed Assets
   Property and equipment, net                           14,833
   Wells including water rights                         750,000
   Capitalized costs                                    249,046
   Land                                                  55,000
                                                    -----------
       Total fixed assets                             1,068,879

       Total assets                                 $ 1,087,484
                                                    ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities         $    16,628
   Other payables                                           317
                                                    -----------
       Total current liabilities                         16,945

Long-Term Liabilities
   Notes Payable                                         49,401
   Loans from shareholders                              184,078
                                                    -----------
       Total long-term liabilities                      233,479

       Total liabilities                                250,424

Stockholders' equity
   Common Stock, $.001 par value -
     24,000,000 shares authorized; 10,369,973
     shares issued and outstanding                       10,370
   Preferred stock, $100 par value -
     1,000,000 shares authorized; 7,500 shares
     issued and outstanding                             750,000
   Paid-in capital                                      511,938
   Accumulated deficit                                 (435,248)
                                                    -----------
       Total stockholders' equity                       837,060
                                                    -----------

       Total liabilities and stockholders' equity   $ 1,087,484
                                                    ===========


  The accompanying notes are an integral part of this statement

                     GREAT BASIN WATER COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                 Three Months Ended        Nine months Ended
                                                    September 30              September 30
                                              -------------------------------------------------
                                                 2000          1999        2000         1999
                                                 ----          ----        ----         ----
Revenue                                       $     -      $      -     $     -      $     -
Operating expenses:
   Rents                                           1,612         3,703       6,192        8,999
   Payroll and payroll related                     2,000         2,000       3,320        6,050
   Taxes, licenses and fees                          402           355       3,659        3,255
   Services                                       15,561         7,201      59,582       16,121
   Administrative and general expenses             8,828         8,001      33,685       60,514
   Depreciation                                      915           900       2,745        2,719
                                              -------------------------------------------------

       Total operating expenses                   29,318        22,160     109,183       97,658

Loss from operations                             (29,318)      (22,160)   (109,183)     (97,658)

Other income (expense):
   Interest income                                  -             -           -            -
   Interest expense                                 -             -         (1,060)        -
                                              -------------------------------------------------

Total other expense                                 -             -         (1,060)        -
                                              -------------------------------------------------

Net Loss                                      $  (29,318)  $   (22,160) $ (110,243)  $  (97,658)
                                              =================================================

Basic and diluted net loss per common share   $    (0.00)  $     (0.00) $    (0.01)  $    (0.02)
                                              -------------------------------------------------

Weighted average shares outstanding           10,060,098     5,183,713   8,248,615    5,183,713
                                              -------------------------------------------------



 The accompanying notes are an integral part of these statements

                    GREAT BASIN WATER COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                       Nine Months Ended
                                                          September 30
                                                 ---------------------------
                                                       2000          1999
                                                       ----          ----
Cash flows from operating activities:
       Net cash used in operating activities     $   (146,243)  $    (24,716)

Cash flows from investing activities:
   Capital Expenditures                                  -              -
   Costs related to acquisition                          -              -
                                                 ---------------------------
       Net cash used in investing activities             -              -

Cash flows from financing activities:
   Proceeds from issuance of common stock             196,780           -
   Stock issued in payment of services                 13,878           -
   Short-term borrowings                              (46,646)         7,087
   Long-term borrowings                               (16,000)        16,000
                                                 ---------------------------
       Net cash provided by (used in)
         financing activities                         148,012         23,087
                                                 ---------------------------

       Net decrease in cash and cash equivalents        1,769         (1,629)

Cash and cash equivalents, beginning of period          1,633          4,799
                                                 ---------------------------

Cash and cash equivalents, end of period         $      3,402   $      3,170
                                                 ===========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                    $      1,060   $       -
     Income taxes                                $       -      $       -







 The accompanying notes are an integral part of these statements

                   GREAT BASIN WATER COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Report on Form 10SB12(g)A, previously filed with the Securities and Exchange Commission.

2. The Company currently has no operating revenue, and is showing a loss for the current year of $110,243.

3. Cash for operations was received this period through sales of stock to various private investors. Through these sales, the Company raised $196,780. The majority of the proceeds were used to pay accounts payable, and current operating expenses. The Company increased outstanding stock to 10,369,973 shares, and the additional paid in capital increased to $511,938 for the nine months ended September 30, 2000.

4. The Company has 7,500 shares of Preferred Stock valued at $100 per share, paying dividends at 8% per annum. These shares were originally issued as part of an agreement for the purchase of water shares and related equipment. This agreement has been revised as of October 12, 2000 to reflect the real party in interest that conveyed the assets to the Company and to modify the Preferred Stock such that the payment of the annual dividend will only occur in those years in which the water shares are actually used by the Company's subsidiary, Shadow Ridge Water Company, for the provision of water service.

5. The Company currently has $175,283 in notes outstanding to Darryl Shutteloffel. These notes are due to the shareholder, and will be paid when the Company begins to collect revenues. The Company also has a note payable to Ray Warren in the amount of $8,795 which does not bear interest and is callable only when the Company is profitable.

6. The Company has a note outstanding in the amount of $49,401, to Darrel Christensen. The note is for the land that holds Well #1. No payments have been made on this note in the current year.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RECENT EVENTS
-------------

     The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10SB12(g)/A Amended Registration Statement. However, please note that the Company's Plan of Operation has materially changed as set forth below.

     The Company's original plan of operation forecasted a construction start for housing developments in the franchise area of the Company's subsidiary, Shadow Ridge Water Company (hereinafter "Shadow Ridge"), for March of 2000. Construction of the housing developments has not occurred. Due to a disagreement between the developers and the City of Mesquite, Nevada (hereinafter the "City of Mesquite"), the City of Mesquite refused to allow refuse from the planned developments to be deposited in the land fill operated by the City of Mesquite.
This dispute precluded the issuance of building permits from Mohave County, Arizona for the proposed developments. This delay in the issuance of building permits has created further problems for the developers and they have lost their financing. Due to this loss of financing on the part of the developers, it cannot be predicted when the developments will be started. The Company has been informed that the developments may be refinanced and proceed at some point late in the year 2001. Consequently, all activities of the Shadow Ridge franchise have ceased. The Company will resume operations of the Shadow Ridge Franchise once a viable housing project is underway.

     Additionally, the operating water facilities and companies that the Company was originally considering for acquisition have not been consummated. The negotiations for these facilities ended when the consideration demanded made the acquisition uneconomic. As a result of these setbacks the Company sought out and hired an experienced Vice President of Acquisitions to assist in the execution of its business plan. This addition to the management team resulted in an analysis of the Company's current resources, both physical and in personnel. As a result of this analysis the Company determined that there were unused personnel assets that could be utilized in the short term to achieve profitability. Consequently, the Company has modified its Plan of Operation to allow for the expansion into other businesses where the experience base of its personnel may be utilized to leverage available assets into profitability. The Company's current personnel base has experience in e-commerce, Internet services, publishing, the media entertainment business, real estate, and water utilities. With this experience base the Company identified several business opportunities and has acquired assets for the purpose of beginning a publishing division and an Internet service division with e-commerce capabilities.

     The Company acquired its publishing division assets on October
23, 2000. This acquisition was made due to the availability of publishing assets that came to the Company's attention. With the Company's in-house experience in the publishing business the Company determined that the acquisition of the House of Fire Press name and assets fit the Company's business expansion model. The assets consisted of approximately 2,000 copies of one book, its printing plates and the printing plates for the publishing of a second book title. This acquisition was disclosed on November 1, 2000 in a Form 8-K Current Report filed with the Securities and Exchange Commission. The Company will market the current printed inventory through Internet e-commerce sites. The Company plans to print the second title and obtain additional titles in order to market books through traditional book marketing including wholesalers and independent book stores. To further this plan, the Company has retained the services of the prior owner of the House of Fire Press to develop additional titles for publishing. The Company's plan for publishing follows the original plan that the House of Fire press developed, but was unable to capitalize on due to a lack of marketing and distribution. That plan is to adapt book titles that have passed into the public domain into a present day format, and obtain a copyright for the adapted version. The Company believes that there are a number of books in the public domain that are relatively unknown, but yet can be enjoyed by today's reading population in the same manner that Charles Dicken's stories are still popular. The Company will also seek out authors who desire to have their works published that have not had success with the major publishing houses.

     On November 10, 2000 the Company consummated the acquisition of several Internet site assets. Those assets are: UpWeGo.com, OTCVision.com, Equityminded.com, and Dictionaryhill.com. This acquisition is described in the Company's Form 8-K Current Report filed with the SEC on November 13, 2000. This acquisition, as discussed in the Form 8-K resulted in a change in control of the Company. This change in control also resulted in the Company's
Vice President of Acquisitions becoming a major shareholder in the Company due to his prior ownership interest in the assets acquired. This was a related party transaction that was fully disclosed to the Board of Directors prior to consummation of the acquisition.

     UpWeGo.com is designed as the entrepreneur's 21st Century marketplace. It is an e-commerce site that allows for the exposure and sale of products for entrepreneurs that need an Internet marketing arm. Designed to support small businesses, UpWeGo.com manages the web development, growth, marketing, credit card processing and customer service needs of its clients. The Company's book titles will be one of the products featured on UpWeGo.com. The Company plans to market this service aggressively to entrepreneurs that need an e-commerce venue to sell their products. On the other side, the Company will market the site to the public as a unique market place for the latest products that entrepreneurs have to offer which will not be available through typical mass marketing venues. Revenues will be generated primarily through a fee on all sales of products that occur through the site. Fees will also be charged for the set up and maintenance of the client's web presence on UpWeGo.com.

     OTCVision.com is a financial information and research web site for people interested in non-biased information with no sales pitches for securities. OTCVision.com provides a synergistic interaction of information where interested persons may learn about small companies and at the same time providing an informational outlet for small companies seeking greater corporate exposure. Revenues are developed through fees collected from client companies that are profiled on the web site.

     Equityminded.com is a web portal designed to allow the viewer an opportunity to access a variety of research and informational web sites related to investment and money management matters. It provides the experienced investor web site links to find information, and allows the novice a place to begin the learning process necessary for making money management decisions. These opportunities are expressly provided in an environment devoid of market buying or selling suggestions. Presently, revenues are generated through advertising banners and click through fees associated with other internet sites that have banners or icons located on the site that allow a user to go to that identified web site.

     DictionaryHill.com is an Internet service provider (ISP) and Internet web site designer. As an Internet service provider, DictionaryHill.com offers both dial up and digital subscriber line (DSL) access to the Internet. As a web site designer, DictionaryHill.com uses advanced technology that is capable of providing exciting and informative web pages for its clients. DictionaryHill.com has recently focused on niche marketing to provide native language service and web design.
Its first expansion in this area has resulted in the provision of ISP and web page design services in Farsi, tailored for the Persian-American community. Revenues are generated through ISP subscriptions and through fees for web site designs.

     All of the above web sites were designed to allow for cross pollination of clients and services. Clients of OTCVision.com that have products for sale will have the opportunity to place products on UpWeGo.com. As Clients of both OTCVision.com and UpWeGo.com need web design services, Dictionaryhill.com will be able to provide those services. The Company has entered into contracts with individuals to assist in the development and marketing of these Internet services, and as growth permits the Company will make offers of employment to these individuals or hire others as needed to bring all of the functions from development to sales in-house. As these Internet ventures are not capital intensive and the assets were purchased in completed form, no additional development expenses on the part of the Company will be expended. The Company intends to utilize current resources to create revenues that can self-fund anticipated marketing needs. However, until revenues are derived from these new acquisitions, some amount of working capital will need to be financed as discussed below in the Liquidity and Capital Resources section. As the revenue capability of the sites are proven, the Company will seek additional investment funding to finance a national marketing campaign to fully capitalize on these assets.

     As water projects become available for development or acquisition the Company will work on developing funding to acquire or develop those projects through either a joint venture form, through additional equity funding, or through internally generated revenues. The Company believes that its recent acquisitions will be the foundation for creating value for the Company's shareholders and will allow the original business plan to be acted upon. Our expanded Plan of Operation provides the Company with a short-term plan of action that will ultimately allow for the execution of its long-term water plans. This is important as the Company still believes that development in the Arizona Strip as previously contemplated will occur, but not on the time table previously envisioned.

     An additional matter associated with the Company's original business plan arose in the examination of the cessation of development activities in the Arizona Strip south of Mesquite, Nevada. It was found that the

Company's ownership in the water shares and related wells that were purchased in 1998 were not owned by the seller, but by an affiliate of the seller. This affiliated entity, Town Square LLC, is also an affiliate of Great Basin Water Company by virtue of the common ownership of Town Square LLC and the Company through the Company's Directors
Darryl Schuttloffel and Ray Warren. Upon this discovery the prior contract with Melvin Hughes purportedly transferring the rights to the water shares described in that document was cancelled and the Preferred Stock that was issued to Mr. Hughes was likewise cancelled. Thereafter, on October 12, 2000 the Company entered into a new contract for the purchase of the water shares and related well equipment from Town Square LLC. The relationship interests of Directors Schuttloffel and Warren in Town Square LLC, were acknowledged in the Board of Directors meeting wherein a new contract for the purchase of the water shares was approved. The original contract was simply amended with one renegotiated matter regarding the consideration. In the contract with Town Square LLC, the annual $60,000 dividend for the 7,500 shares of $100 Preferred Stock was conditioned on the actual use of water from the wells by the Shadow Ridge franchise. Consequently, unless development occurs in the Shadow Ridge franchise area such that water from the wells is actually used and sold by Shadow Ridge to water service customers, then no dividend will be required, declared or issued. Furthermore, the Preferred Shares issued to Town Square LLC are redeemable by the Company at any time for the face stated value of $100 per share. As a result of this transaction, there will be no change in the Company's balance sheet.

     With the changes in the Company's Plan of Operation and the downturn in the development activities in the Shadow Ridge franchise area the Company's Chief Executive Officer, Darryl Schuttloffel determined that he would step down and resign from the Board of Directors and as an Officer of the Company. Mr. Schuttloffel has decided to turn his attention to development activities in the Shadow Ridge franchise area through Town Square LLC. To assist the Company in going forward with its limited utility activities Mr. Schuttloffel agreed to cancel his note with the Company. The cancellation of the $175,000 note will be recorded in the fourth quarter.

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

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2000
as compared to three months ended September 30, 1999

     The Company is still in the development stage and has not had any revenues for the three months ended September 30, 2000. This represents no change from the prior period. The Company's loss from operations has shown an increase to $29,318 for the three months ended September 30, 2000, from $22,160 for the three months ended September 30, 1999. This increase is consistent with the Company's activities in conjunction with the preparation of plans for construction of the Shadow Ridge water and wastewater facilities. The primary increase in expenses is associated with outside services which increased to $15,561 for the three months ended September 30, 2000, from $7,201 for the three months ended September 30, 1999.

Nine months ended September 30, 2000
as compared to nine months ended September 30, 1999

     The Company is still in the development stage and has not had any revenues for the nine months ended September 30, 2000. This represents no change from the prior period. The Company's loss from operations has shown an increase to $110,243 for the nine months ended September 30, 2000 from $97,658 for the nine months ended September 30, 1999. This increase is consistent with the Company's increased activities with the preparation of plans for construction of the Shadow Ridge water and wastewater facilities. The primary increase in expenses is associated with outside services and general and administrative expenses which combined increased to $93,267 for the nine months ended September 30, 2000 from $76,635 for the nine months ended September 30, 1999. Due to reclassifications of expenses between general and administrative and services between fiscal year 2000 and fiscal year 1999 the two classifications are discussed on a combined basis. The primary difference between the two fiscal periods is attributable to the engagement of a transfer agent in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities used cash of $146,243 for the nine months ended September 30, 2000 as compared to a use of $24,716 for the same period in 1999. The financing activities during the nine months ended September 30, 2000 consisted of $196,780 for stock sold by the Company in private placements. The Company also made loan payments to its Director and CEO Darryl Schuttloffel in the amount of $46,646 on his outstanding note during the nine months ended September 30, 2000.

     The Company's current operations are cash flow negative and as of September 30, 2000 the Company had working capital of $1,660. As discussed in the Recent Events section above, the Company will not presently need funds for the construction of facilities associated with the Shadow Ridge franchise in the Arizona Strip. However, as the Company attempts to ramp up revenues in its new Internet ventures, the Company will need additional financing for working capital purposes. The Company will attempt to minimize its cash needs through stock compensation of employees and contractors necessary to operate and market its new business ventures. Consequently the Company is actively engaged in seeking out additional equity funding. However, there can be no assurance that equity funding will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's ability to continue as a going concern would be impaired.

Part II.   Other Information
           -----------------

Item 1.    Legal Proceedings
           -----------------

                 None.

Item 2.    Changes in Securities
           ---------------------

     During the three months ended September 30, 2000 the Company issued 836,433 shares of Common Stock. Of that amount, 508,333 shares were issued in a private placement for an aggregate consideration of $48,000. For services rendered by consultants or vendors, 228,100 shares of common stock were issued. The remaining 100,000 shares of common stock were issued to Ron Drake for services rendered as a Director.

     As of November 10, 2000 the Company had issued 955,000 shares of Common Stock for services rendered or to be rendered by consultants and 605,000 to Directors and Officers of the Company in lieu of salaries.

     In the acquisition of the assets and name of House of Fire Press the Company issued 5,000 shares of Common Stock. Additionally, on November 10, 2000 the Company issued 10,000,000 shares of Common Stock for the purchase of certain assets from Round III Enterprises, discussed above in Part I. An Executive Officer of the Company, Andrew S. Austin, Vice President of Acquisitions, was a major shareholder of Round III Enterprises and through the transaction became a significant shareholder in the Company. The details of this transaction are discussed in Part I hereof and in the Form 8-K filed on November 13, 2000 by the Company. The Company's total outstanding shares of Common Stock on November 10, 2000 was 21,934,749.

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

                 None.

Item 5.    Other Information
           -----------------

                 None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits

                 15.1 Accountant's Review Report

                 27   Financial Data Schedule - September 30, 2000

           (b)   Reports on Form 8-K

                 On November 1, 2000 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 announcing the acquisition of book publishing assets.

                 On November 13, 2000 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Items 1 and 5 that on November 10, 2000 a change in control had occurred in relation to the asset purchase by the Registrant.


                             SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 14, 2000

Great Basin Water Company



/s/ Thomas R. Warren
Thomas R. Warren
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)