Form 10KSB
period 2000-12-31
37POINT9
filed 2001-04-16
CIK 1059413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______.

                         Commission file number 0-29989

                                    37Point9
                 (Name of small business issuer in its charter)

                  Nevada                         86-0889096
       (State or other jurisdiction of         (IRS Employer
       incorporation or organization)       Identification No.)


            2950 East Flamingo Road, Suite F, Las Vegas, Nevada 89121
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (702) 214-8440

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $1,138.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2001 was $1,856,998.

The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 24,759,973.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]

INDEX

Part I
        Item 1. Description of Business.                     3

        Item 2. Description of Property                      8

        Item 3. Legal Proceedings                            8

        Item 4. Submission of Matters to a Vote of Security
        Holders.                                             8

Part II

        Item 5. Market for Common Equity and Related
        Stockholder Matters.                                 9

        Item 6. Management's Discussion and Analysis or
        Plan of Operation.                                   11

        Item 7. Financial Statements.                        13

        Item 8. Changes In and Disagreements With
        Accountants on Accounting and Financial Disclosure.  13

Part III

        Item 9. Directors, Executive Officers, Promoters
        and Control Persons: Compliance with Section 16(a)
        of the Exchange Act.                                 14

        Item 10. Executive Compensation.                     16


        Item 11. Security Ownership of Certain Beneficial
        Owners and Management.                               17

        Item 12. Certain Relationships and Related
        Transactions.                                        18

        Item 13. Exhibits and Reports on Form 8-K.           19

SIGNATURES                                                   20

Financial Statements                                         F-1

Exhibits

Part I

Item 1. Description of Business.

     37Point9 was originally incorporated on August 27, 1997 in the State of Nevada as Great Basin Water Company. The Company recently changed its name to 37Point9. That change became effective on January 23, 2001 with the filing of Amended Articles of Incorporation with the State of Nevada. The Company has not been involved in any bankruptcy, receivership or similar proceeding.

     The Company's original business plan envisioned a holding company that would operate water and wastewater treatment service subsidiaries in the Nevada and Arizona desert Southwest. The business plan was based primarily upon the startup of water and wastewater treatment facilities in an area of Arizona lying adjacent to the city of Mesquite, Nevada, along with the purchase of several operating water and wastewater treatment facilities that had been identified in Arizona. Through a combination of events the business plan could not be placed in motion by the management of the Company. Consequently, the Company sought ways to develop a short-term strategy that would provide revenues to allow more time for the projected development in Arizona, Southeast of Mesquite, Nevada, to materialize. The short-term strategy was to develop or acquire any business venture that was within the expertise of the Company's current management and that was capable of producing revenues with a minimal outlay of cash.

     That short-term strategy led to the acquisition on October 23, 2000 of House of Fire, a small publishing business. The Company acquired the name of the publishing business and its assets, which consisted of approximately 2,000 copies of one book, its printing plates, and the printing plates for a second book. The Company issued 5,000 shares of the Common Stock in exchange for those assets. Then, on November 10, 2000 the Company purchased the assets of Round III Enterprises through the issuance of 10,000,000 shares of Common Stock. The assets of Round III Enterprises that were transferred to 37Point9 consisted of three Internet web sites and an Internet service provider, commonly referred to as an "ISP". The transaction resulted in the transfer of ownership of the ISP and two of the web sites to 37Point9, and the assignment of the contract providing the right to use the third site.

     As is discussed in Item 12 Certain Relationships and Related Transactions, of Part III of this filing, the Company's Executive Vice President of Acquisitions was a significant shareholder in Round III Enterprises and became a significant shareholder in the Company as a result of the transaction. Round III Enterprises had contracts with several clients to maintain information about those clients on its web sites, which 37Point9 agreed to fulfill. No liabilities were acquired from Round III Enterprises other than the ongoing client contracts for which no additional capital outlay or expenses were needed beyond maintaining the equipment and office leases also acquired. The Internet web sites acquired and the ISP are described in detail below.

     The Company's short-term strategy lead to a decision to exit the water and wastewater business in favor of developing and expanding on the Internet business assets it had acquired. The decision to exit the water and wastewater business required us to unwind or dispose of our water utility related assets. The Company had secured water rights and related well pump equipment as a source of water for the Shadow Ridge Franchise area. This was done through a contract with Town Square, LLC whereby Town Square was to transfer title and possession of the water rights to 37Point9, and 37Point9 was to issue Preferred Stock to Town Square, LLC. The Company was able to rescind this contract with Town Square, LLC, thereby eliminating those water assets from the Company's books and eliminating the corresponding contractual obligation to issue Preferred Stock. As is discussed in Item 6, Management's Discussion and Analysis or Plan of Operation, the Company expensed its capitalized water related assets. The Company plans to wind down the Shadow Ridge Corporation and dispose of its remaining assets.

     As part of the Company's original strategy for engaging in the water and wastewater utility business, the Company had also contracted with a Canadian Company, HDB Telemetry Systems in July of 1999 as a source of water meters. HDB Telemetry Systems (HDB) was to have produced remote control water meters that would have been sold to a corporation to be established in Nevada. Pursuant to the agreement with HDB the Company exchanged 125,000 shares of Common Stock for an ownership interest in HDB. HDB was also obligated to form a Nevada Corporation that would have been a wholly owned subsidiary of 37Point9 and would have been the United States distributor of HDB's water meters. In 2000 HDB acknowledged that they would not be able to produce or deliver remote control water meters. As a result of that acknowledgement and pursuant to the mutual agreement of the parties, the Company returned its HDB stock to HDB and cancelled the 125,000 shares of 37Point9 stock issued to HDB. The Company's books were accordingly modified.

House of Fire
-------------

     The Company's strategy for its House of Fire publishing business is to market our current book inventory through Internet e-commerce sites. The Company also plans to print the second title and obtain additional titles in order to market books through wholesalers and independent bookstores. To further this plan, the Company has retained the services of the prior owner of the House of Fire to develop additional titles for publishing. The Company's plan for publishing follows the original plan that the House of Fire developed, but was unable to capitalize on due to a lack of marketing and distribution. That plan is to adapt book titles that have passed into the public domain into a present day format, and obtain a copyright for the adapted version. The Company believes that there are a number of books in the public domain that are relatively unknown, but yet can be enjoyed by today's reading population in the same manner that Charles Dickens's stories are still popular. The Company will also seek out authors who desire to have their works published that have not had success with the major publishing houses.

Internet Business
-----------------

     The  Company's   Internet   business  includes  the  following  web  sites:
UpWeGo.com, OTCVision.com, Equityminded.com, and Dictionaryhill.com. The Equityminded.com web site and its name are not owned by the Company and were acquired through a lease that was assigned to the Company by Round III Enterprises. That lease expires on May 31, 2001 and the Company does not intend to negotiate for the renewal of the lease.

     UpWeGo.com is designed as the entrepreneur's 21st Century marketplace. It is an e-commerce site that allows for the exposure and sale of products by entrepreneurs that need an Internet marketing arm. Designed to support small businesses, UpWeGo.com manages the web development, marketing, credit card processing and customer service needs of its clients. The Company's book titles will also be featured on UpWeGo.com. The Company plans to market this service aggressively to entrepreneurs as the e-commerce venue of small business. On the other side, the Company will market the site to the public as a unique market place for the latest products that entrepreneurs have to offer which will not be available through typical mass market merchandising. Revenues will be generated primarily through a fee on all sales of products that occur through the site. Fees will also be charged for the set up and maintenance of the client's web presence on UpWeGo.com.

     OTCVision.com is a financial information and research web site for people interested in non-biased information with no sales pitches for securities. OTCVision.com provides a synergistic interaction of information where interested persons may learn about small companies and at the same time providing an informational outlet for small companies seeking greater corporate exposure. Revenues are developed through fees collected from client companies that are profiled on the web site. These fees and their amount are disclosed on the web site and the Company makes no recommendations regarding its clients. The site is informational only and no securities are offered, sold, or recommended through the site or the client profiles features on the site. The Company provides, as a complementary service to the Company's OTCVision.com clients, investor relations services. These services consist of an outsource investor relations department for clients that do not have the time, manpower or expertise to converse with investors or prospective investors that would ordinarily call the client for information. This service is also available to non-OTCVison.com companies needing investor relations services.

     Equityminded.com is a web portal designed to allow the viewer an opportunity to access a variety of research and informational web sites related to investment and money management matters. It provides the experienced investor web site links to find information, and allows the novice a place to begin the learning process necessary for making money management decisions. These opportunities are expressly provided in an environment devoid of market buying or selling suggestions. Presently, revenues are generated through advertising banners and click through fees associated with other internet sites. This site will no longer be part of the Company's product offering after May 31, 2001.

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

     All of the above web sites were designed to allow for cross-pollination of clients and services. Clients of OTCVision.com that have products for sale will have the opportunity to place their products on UpWeGo.com. As Clients of both OTCVision.com and UpWeGo.com need web design services, Dictionaryhill.com will be able to provide those services. The Company has entered into contracts with individuals to assist in the development and marketing of these Internet services. As growth permits, the Company will make offers of employment to these individuals or hire others as needed to bring all of the functions, from development to sales, in-house. These Internet ventures are not capital intensive and the assets were purchased in completed form. No additional development expenses on the part of the Company will need to be expended. The Company intends to utilize current resources to create revenues that can self-fund anticipated marketing needs. However, until revenues are derived from these new acquisitions, some amount of working capital will need to be financed as discussed in the Liquidity and Capital Resources sub-section of Item 6, Management's Discussion and Analysis or Plan of Operation. As the revenue capability of the sites are proven, the Company will seek additional investment funding to finance a national marketing campaign to fully capitalize on these assets.

Competition
-----------

     The competitive arena for the Company's multiple endeavors is intense. The publishing business will have to seek out non-traditional materials to publish and non-traditional marketing venues for the sale of its works. The Company will not be able to compete with either traditional publishers or retailers, including those publishers and retailers utilizing the Internet. While overall investment in the production of publishing titles will be kept to a minimum, even those minimum expenditures will be high risk, as non-traditional retail venues are found or created for the retail sale of the books. Competition for the Company's UpWeGo.com retailing venue will also present difficulties, as product shoppers will be drawn to the more familiar traditional retailers and from retailers that develop their own sites or work through established portals such as Yahoo.com. The Company also experiences significant competition from other Internet sites that offer investment research and company profile content in direct competition with OTCVision.com. With respect to ISP service and web design, there are a multitude of local and national ISP providers and web design businesses that compete directly with DictionaryHill.com. Advertising and product branding will be the primary avenue the

     Company will pursue to differentiate its Internet business from competitors in addition to identifying un-served pocket niches.

Trademarks and Licenses
-----------------------

     The Company currently has no trademarks on its various Internet domain names. When economically feasible, we intend to develop trademarks for our name and domain names. The Company does own the copyright to its one published book title. The Company has a license to use the Equityminded.com name and web site through May 31, 2001. The Company does not intend to renew that license.

Employees
---------

     The Company presently has three employees that consist of its officers, Ray
E. Warren, Chief Executive Officer and President; Thomas R. Warren, Executive Vice President, Chief Financial Officer and Secretary; and Andrew S. Austin, Executive Vice President of Acquisitions. The Company currently utilizes several independent contractors to carry out various functions of its Internet business. As revenues allow, the Company will hire permanent employees.

Recent Events
-------------

     On March 28, 2001 the Company announced that it had signed a Letter of Intent with NeoNet Marketing Group, LLC to merge NeoNet Marketing Group, LLC (hereinafter "NeoNet") into 37Point9. NeoNet has developed an Internet portal marketing tool, named "MyZipNet.com", which is designed to present geographically specific Internet content. The user of MyZipNet.com would be able to search the Internet from a local perspective. MyZipNet would allow the user to search for, or explore, goods and services or community related content available from merchants, businesses and community organizations located within the user's zip code area. Additionally, NeoNet is developing a wireless ISP service designed to provide high-speed Internet service to rural areas. The Company believes that these services are complementary to its current Internet business offerings and that the combination of NeoNet's services with 37Point9's services will provide a basis for a diversified Internet business. As part of the proposed merger the Company has received a Letter of Commitment from Corporate Development Services, Inc. for $5,000,000 in funding, once the merger is consummated. The Company plans to move forward with due diligence procedures and consummate the merger as soon as possible. However, there are no defined details regarding the form of the merger or how the shareholders of the two Companies would be combined. These are critical issues that if not resolved to each company's satisfaction, could result in no merger occurring.

Item 2. Description of Property

     The Company leases office space at 2950 E. Flamingo Road, Suite F, Las Vegas, Nevada 89121 and 2707 Garnet Avenue, Suite 200, San Diego, California 92109. The Company also owns the domain names and content of the OTCVision.com, UpWeGo.com, and DictionaryHill.com web sites.

Item 3. Legal Proceedings

     37Point9 is not presently engaged in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 14, 2000 the Company held an Annual Meeting of its shareholders. The meeting was duly noticed and proxies sought pursuant to Regulation 14A which were filed and mailed to shareholders on November 28, 2000. The proxy set forth the following matters to be acted upon:

     1. To elect directors to serve until the 2001 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified.
     2. To amend the Company's Articles of Incorporation to increase the number of shares of Capital Stock authorized to 100,000,000.
     3.   To change the name of the Company to 37Point9.
     4. To transact such other business as may properly come before the meeting or any adjournment thereof.

     The following individuals were recommended for election by the Company and were elected at the shareholder's meeting:

            Ray E. Warren
            Thomas R. Warren
            Andrew S. Austin

     All votes were cast by proxy. The total number of common shares outstanding as of the Record Date, November 27, 2000 was 21,934,973. The proposal to elect Mr. Ray Warren, Mr. Thomas Warren, and Mr. Andrew Austin was passed by a vote of 17,854,025 for each of the Warrens and 17,779,125 for Mr. Austin. 200 votes were withheld in regard to the Warrens and 70,200 votes were withheld in regard to Mr. Austin. The proposal to increase the number of shares authorized to 100,000,000 shares was approved by a vote of 17,828,125, with 6,100 votes against and 20,000 votes withheld. The proposal to change the name of the Company to 37Point9 was approved by a vote of 17,779,125 with 55,100 votes against and 20,000 votes withheld. All proposals passed and the annual meeting was adjourned with no further business being conducted.

     Due to mistake, the proposal to amend the articles of incorporation with regard to changing the number of authorized shares to 100,000,000 identified the preferred shares to be a par value of $100, a change from the previous articles that specified the par value as $0.10. However, the Board discovered that the change would result in the imposition of an unreasonable fee by the State of Nevada to the Company in the amount of $750,000. To alleviate this situation, shareholders representing a majority of the shares outstanding in the amount of 11,694,424 signed a shareholder consent resolution on December 15, 2000 in accordance with Section 78.320 of the Nevada Code, amending the articles to provide for the preferred shares to be of no par value. This reduced the filing fee for amending the articles of incorporation to carry out the intent of the shareholder vote on December 14, 2000 to increase the number of authorized shares outstanding to 100,000,000.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded in the Nasdaq Over the Counter (OTC) Market. On March 25, 2001 the closing sales price of the Company's Common Stock was $0.08 per share. The Company's trading symbol was changed to TSPN on January 31, 2001 in accordance with the Company's name change from Great Basin Water Company to 37Point9. The Company's new CUSIP number concurrent with the name and symbol change is 884309-10-5.

     The table below sets forth the quarterly high and low closing sales prices for the Company's Common Stock for the period July 17, 2000 through December 31, 2000. The Company's stock prior to that time period did not publicly trade.

                                 Fiscal 2000
                                 -----------
                Quarter        High     Low
                -------        ----     ---
                3rd            $4.00    $0.50
                4th            $0.625   $0.08

     As of February 15, 2001 there were 223 holders of record of the Company's Common Stock and there were 24,759,973 shares of Common Stock outstanding and no shares of Preferred Stock outstanding.

     The Company has not in the past paid a dividend of any kind and does not anticipate paying any dividend in the foreseeable future. Any earnings of the Company will be retained to fund the future growth and operations of the Company's business.

     The Company was incorporated on August 27, 1997, and through December 31, 2000 the Company had issued a total of 21,934,973 shares of Common Stock and no shares of Preferred Stock. The Common Stock issued over the past three fiscal year periods that was not covered by a registration statement is as follows:

     O 2,511,473 shares of Common Stock were issued for an aggregate consideration of $271,420 in cash
     O    11,005,000   shares  of  Common   Stock  were   issued  for   business
          acquisitions
     O 4,918,500 shares of Common Stock were issued for compensation of Directors/officers and for services

     The details of the Common Stock issued in the past three fiscal years by fiscal year, which was not registered under the Securities Act follows.

     In 1998 the Company issued 500,000 shares of Common Stock through a Regulation D, Rule 504 offering for an aggregate consideration of $75,000, or $0.15 per share. This offering was completed in August of 1998. On November 10, 1998 the Company issued 1,000,000 shares of Common Stock to acquire the Shadow Ridge Water Company. Shadow Ridge was a Nevada corporation with a franchise in Northern Arizona and had completed several studies and engineering plans for service to its franchise area. The Company further issued 1,780,000 shares of Common Stock for the compensation of Directors and Officers of the Company and for services performed by independent contractors in 1998.

     In 2000 the Company issued 2,011,473 shares of Common Stock through a private placement that was concluded in July of that year for an aggregate consideration of $196,780. The per share price depending on the time acquired ranged from $0.10 to $0.08. The Company issued 5,000 shares of Common Stock on November 6, 2000 to acquire the rights, printing plates, inventory and name of House of Fire. On November 10, 2000 the Company acquired the assets and business of Round III Enterprises, which consisted of several Internet web sites, and an Internet service provision business by issuing 10,000,000 shares of Common Stock. The acquisition of House of Fire and the assets of Round III Enterprises are more fully discussed in Item 1, Description of Business. The Company also issued 3,138,500 shares of Common Stock as compensation for services of independent contractors and as compensation to Directors and Officers of the Company. 2,700,000 shares of the 3,138,500 shares issued were for Director and Officer compensation. Please see Item 10 Executive Compensation for further information regarding this issuance.

     Since the beginning of the year 2001, the Company has issued 500,000 shares of Common Stock in compensation of services rendered or to be rendered by an independent contractor. The Company also issued 25,000 shares of Common Stock for an aggregate consideration of $2,500 or $0.10 per share in a private placement transaction. With the exception of stock issued pursuant to Regulation D, all issuances of stock described above were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     In the next twelve months the Company plans to market OTCVision.com and UpWeGo.com to small public companies and entrepreneurs. As there are no additional research and development costs to setting up the infrastructure of the web sites, the only costs to offer service that will be incurred are those costs to maintain the web sites, maintain our offices and engage in limited amounts of marketing. Consequently, the Company plans to concentrate on developing clients at the lowest contact cost possible. Once those clients are developed, the Company will cross sell the web hosting and web design services of DictionaryHill.com.

     The company presently needs short term financing to meet its cash requirements for ongoing office and professional costs until client development provides a source of revenue sufficient to meet those costs. The Company anticipates maintaining its current employee base of officers until a sufficient client base is developed to allow the hiring of additional employees. In the interim, the Company will rely on contract personnel to provide services. The Company will also search for other acquisition opportunities that would support revenue generation in excess of capital outlays. To fully implement the Company's long-term strategy the Company will need additional financing to support a national sales campaign.

     In the event the Company completes its anticipated merger with NeoNet Marketing Group, LLC and secures the $5,000,000 in financing committed by Corporate Development Services, Inc., no additional financing will be necessary for the combined marketing and implementation of 37Point9's and NeoNet's products and business plans. However, there can be no assurance that the merger will be consummated or that the committed financing will be provided upon the successful completion of a merger as contemplated.

Results of Operations
---------------------

     Fiscal year ended 2000 marked a second year of operational losses. The losses for the years ended 2000 and 1999 are primarily the result of the Company's unsuccessful attempts to execute its business plan to develop and operate a water and wastewater utility in its Shadow Ridge franchise area. The Shadow Ridge franchise encompassed an area in Arizona just South and East of Mesquite, Nevada. It was anticipated that development in this area would occur with the resulting demand of water and wastewater utility services. As this development did not occur, the Company's outlays in furthering its attempts to prepare a utility infrastructure resulted in an overall operational loss in 2000 of $229,308 and $191,846 in 1999.

     The Company's Internet business operations did result in $1,138 in revenues in the last two months of 2000. Of this amount, $458 was for web hosting and Internet access and $680 was for investor relations services.

     As discussed earlier in Item 1, Description of Business, Management made a decision to exit the water business. This decision lead to the expensing of $249,000 in capitalized costs the Company incurred in engineering studies and franchise development in the Shadow Ridge franchise area. The decision to exit the water business also lead to the extinguishments of the notes held by Directors Shuttloffel and Warren in the amount of $223,868. The extinguishments were recorded as an extraordinary gain in year 2000. With the exit from the water business the Company expects its operating costs to be significantly reduced.

Liquidity and Capital Resources
-------------------------------

     The Company has a capital deficiency of $37,401 and an accumulated deficit of $585,080. The Company presently needs short term financing to meet its current obligations and to support its working capital needs for the next twelve months. If the Company is unable to secure short term financing, the Company's liquidity will be impaired, which will have a substantial and materially adverse effect on its business. There can be no assurance that the Company will be able to secure short term financing. To conserve cash and limit working capital outlays, the Company will continue to issue stock as compensation to its officers and independent contractors.

Restatement of 1999 Financials
------------------------------

     Through the review of its current fiscal year two items came to the Company's attention that required the restated audit opinion of the Company's predecessor auditor. The first item relates to the rescission of the agreement for the water rights and well pump related equipment that the Company had secured for its water business plan. The original agreement between the Company and Melvin Hughes for the purchase of the water rights was found to be void for lack of consideration in that Mr. Hughes did not personally hold title to the water rights. Those rights resided in Mr. Hughes affiliate Town Square, LLC. The Company sought to rectify this issue through the re-negotiation of the agreement and ultimately signed an agreement for the water rights with Town Square, LLC. However, after careful consideration of the Company's business plan and course of direction, the Company chose to exit the water business and rescinded the agreement with Town Square, LLC. Consequently, as the Company did not hold title to the water rights at December 31, 1999 it had to restate its balance sheet for 1999 without the attendant water rights asset and the Preferred Stock consideration associated with those water rights.

     An additional matter related to the failed development in the Company's Shadow Ridge franchise area was the acquisition of land associated with one of the housing developments proposed in the Company's franchise area. The Company had placed an escrow deposit of $5,000 in support of a proposed sale of land and had executed a purchase contract for the land in 1999. The sale and purchase of the land had been accounted for as if it had occurred with the entry of an asset of $55,000 and a corresponding note for $49,401. In reviewing the documentation of this transaction it was discovered that the contract and note were never executed by the Seller and the title to the land had not passed. Consequently, the Company has restated its balance sheet to remove the asset and the associated note for 1999. The Company will be filing an amended Form 10SB12G with restated financial statements relating to the above.

Item 7. Financial Statements.

     The Financial Statements required by this item are filed as part of this Form 10-KSB. See Index to Consolidated Financial Statements on page F-1 of this Form 10-KSB. The report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On January 23, 2001 the Company dismissed its independent accountant Russell G. Nay. The principal accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended and approved by the Company's Board of Directors.

     With respect to the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1999 and 1998 and during the most recent period preceding Mr. Nay's dismissal, there were no disagreements between the Company and Mr. Nay on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Nay, would have caused him to make reference to the subject matter of the disagreement in connection with his report.

     Weinberg & Company, P.A. has been retained as the Company's new independent accountants as of January 23, 2001. The decision to engage Weinberg & Company, P.A. was approved by the Company's Board of Directors.

     During the last two fiscal years and the subsequent financial period, to the date hereof, the Company did not consult Weinberg & Company, P.A. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                    Officer or Director
     Name               Age   Office                       Since
     ----               ---   ------                       -----

     Ray E. Warren      75    Chairman of the Board,        1997
                              President and CEO

     Thomas R. Warren   53    Director, Vice President      1999
                              of Finance, Chief Financial
                              Officer and Secretary

     Andrew S. Austin   40    Director, Vice President      2000
                              of Acquisitions


All directors serve until the next Annual Meeting of the shareholders.

     The following is a summary of the business experience of each executive officer and director of the Company:

     Ray E. Warren, Chairman of the Board, has worked a lifetime in business and finance. He has been self-employed for over 50 years. He is currently our Chief Executive Officer and President. Mr. Warren was elected to these positions by the Board on December 14, 2000. Over the past 5 years Mr. Warren has been retired; however, he still engages in business consulting providing strategic planning and operational direction to large and small companies in a variety of industries. Mr. Warren was an owner and executive officer of a regional stock brokerage firm, Warren & Brown Associates from 1980 to 1990, where his responsibilities included capital formation and securities underwriting for small and large companies as well as compliance with federal and state regulations. Mr. Warren joined the Board of Directors in 1997. Ray E. Warren and Thomas R. Warren are father and son, respectively.

     Thomas R. Warren, Chief Financial Officer and Director, brings to the enterprise a background in corporate finance, executive-level management, and the securities industry. From 1980 to 1992, Mr. Warren was a principal in a stock brokerage firm and was responsible for all areas of the firm's operations. He has operated a stock transfer agency, Silver State Registrar and Transfer, for the last 15 years. Additionally, Mr. Warren has been in the home mortgage business for the last six years as the branch manager for the Las Vegas office of Salt Lake Mortgage. He joined the Board of Directors in 1999. Ray E. Warren and Thomas R. Warren are father and son, respectively.

     Andrew S. Austin was elected as a director on December 14, 2000 and has served as Vice President of Acquisitions since September of 2000. During the past 5 years Mr. Austin has operated as a business consultant providing strategic planning and operational direction to large and small companies in a variety of industries. Prior to 1996 Mr. Austin was a stockbroker.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

     Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the fiscal year 2000 all Section 16(a) filing requirements applicable to our executive officers, directors and ten percent beneficial owners were complied with except as hereinafter discussed.

     Mr. Ray E. Warren and Mr. Thomas R. Warren did not timely file their Form 4 filings during the fiscal year preceding December of 2000. Mr. Austin did not timely file his Form 4 for November.

Item 10. Executive Compensation.

     The following table sets forth certain information concerning compensation earned by the Company's current and former Chief Executive Officers and certain executive officers of the Company as of December 31, 2000 for services rendered in all capacities to the Company during the last three fiscal years.

--------------------------------------------------------------------------------
                                        Annual Compensation
--------------------------------------------------------------------------------
Name and Principal            Fiscal     Salary     Bonus      Other Annual
 Position                      Year                            Compensation
                                                                (Shares of
                                                               Common Stock)
--------------------------------------------------------------------------------

Darryl Schuttloffel, former    2000      $0         $0           $1,250
President and CEO              1999      $3,000     $0
                               1998      $3,000     $0           $500

Ray E. Warren, Current         2000      $0         $0           $1,300
President and CEO              1999      $0         $0              0
                               1998      $0         $0           $500
--------------------------------------------------------------------------------

     The shares of stock received by Mr. Schuttloffel and Mr. Ray E. Warren were expensed at $0.001 per share. Consequently, the Common Stock received by Mr. Schuttloffel and Mr. Warren in 1998 was 500,000 shares each. The Common Stock issued in 2000 was expensed at the same amount resulting in the issuance of 1,250,000 shares to Mr. Schuttloffel and 1,300,000 to Mr. Warren.

     In order to conserve cash for working capital the Company has paid its officers or directors in Common Stock to limit cash outlays. The Company has employment contracts with Andrew S. Austin and Thomas R. Warren. The Company does not have a compensation contract with Ray E. Warren. The Company has no other officers. Both Mr. Austin's and Mr. Warren's contract calls for the payment of $10,000 per month or 100,000 shares per quarter at the discretion of the Board of Directors. Both contracts are dated September 28, 2000 and have a term of one year. No other compensation is provided for in either contract. Pursuant to those contracts and as other compensation, Mr. Austin has been compensated in the amount of 255,000 shares of Common Stock and Mr. Thomas R. Warren has been compensated 250,000 during the fiscal year ending December 31, 2000. This compensation is valued at less than $100,000 for the year for both of those officers.

     The Company has no long-term incentive or compensation plan and has not issued any options or stock appreciation rights. Directors are not compensated for their duties as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of February 15, 2001, with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

--------------------------------------------------------------------------------
Name of beneficial owner           Common Stock          Percentage of class
                                   beneficially owned
--------------------------------------------------------------------------------

Andrew S. Austin (1)(2)(3)         6,814,904              27.52
2707 Garnet Street, Suite 200
San Diego, CA  92109

Darryl E. Schuttloffel (2)         2,325,020              09.43
2808 Tumble Brook
Las Vegas, NV  89134

K. Crandal McDougall (2)           1,458,400              05.89
1420 Black Ridge Drive
El Paso, TX  79912

Ray E. Warren (1)(3)(4)            1,530,250              06.18
2138 Abarth Street
Las Vegas, NV  89122

Thomas R. Warren (1)(3)(4)           958,000              03.87
3541 Summer Estates Circle
Salt Lake City, UT  84121

Intermountain Management           2,058,250              08.31
Associates (2)(4)
2950 E. Flamingo Rd.
Las Vegas, NV  89121

Officers and Directors of          9,303,154             37.60
the Company as a Group
--------------------------------------------------------------------------------

(1) Officer of the Company.

(2) Beneficial owner of 5% or more of the Company's Common Stock.
(3) Director
(4) Ray and Tom Warren are father and son. They own Intermountain Management Associates together. As partners in Intermountain Management Associates they control the following voting amounts of 37Point9 common stock: Ray Warren, 1,530,000; Tom Warren, 958,000. The amounts of common stock each controls is reflected in each ones beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The Company has no warrants or options outstanding.

Item 12. Certain Relationships and Related Transactions.

     In November 2000 Darryl Schuttloffel and Ray E. Warren agreed to the retirement and cancellation of their notes with 37Point9. Both of these Directors agreed to waive collection of these notes from 37Point9. The combined notes amounted to $223,868.

     As discussed in Item 1, Description of Business, the Company had executed a contract with Town Square, LLC for the purchase of water shares and water pump equipment located in the Company's Shadow Ridge Water Company franchise area. Both Mr. Schuttloffel and Mr. Ray E. Warren had significant ownership interests in Town Square, LLC. In accordance with the Company's decision to no longer engage in the water and wastewater utility business this agreement was rescinded and the parties to the contract were returned to their original pre-contract positions.

     On November 10, 2000 the Company acquired the assets of Round III Enterprises through the execution of a purchase and sale agreement with Round III Enterprises. At the time of the transaction Andrew S. Austin, Vice President of Acquisitions, was also the majority shareholder of Round III Enterprises. Through the sale agreement between 37Point9 and Round III Enterprises, 37Point9 issued 10,000,000 shares of Common Stock to Round III Enterprises as payment for the transfer of substantially all of the assets of Round III Enterprises to 37Point9. Those assets consisted of the business of three Internet web sites and an Internet Service Provider. Round III Enterprises passed this stock through to its shareholders and was subsequently wound down. Through the pass through of the 10,000,000 shares of 37Point9's Common Stock from Round III Enterprises to its shareholders, Mr. Austin became a significant shareholder in 37Point9. This transaction is more fully described in Item 1, Part I of this filing.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     3.0 Articles of Incorporation filed as Exhibit 3.0 to the Registrant's Form 10SB dated March 17, 2000, and are incorporated herein by reference.

     3.1 By-Laws filed as Exhibit 3.1 to the Registrant's Form 10SB dated March 17, 2000, and are incorporated herein by reference.

     3.2 Amended Articles of Incorporation filed as Exhibit 3.2 to the Registrant's current report on Form 8-K dated January 30, 2001, and are incorporated herein by reference.

     3.3 Amended By-Laws filed as Exhibit 3.2 to the Registrant's current report on Form 8-K dated November 13, 2000, and are incorporated herein by reference.

     10.1 Contract for the Purchase and Sale of Corporate Assets between 37Point9 and Round III Enterprises.

     21.1   Subsidiaries

     23.1   Consent of Weinberg & Company, P.A., see page F-2

     23.2   Consent of Russell Nay, see page F-3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   37Point9
                                   (Registrant)


                      By:  /s/ RAY E. WARREN
                      ------------------------------------
                      Ray E. Warren, Chairman of the Board

                      Date:  April 16, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      By:  /s/ THOMAS R. WARREN
                      ------------------------------------
                      Thomas R. Warren, Director and Chief
                      Financial Officer

                      Date:  April 16, 2001


                      By:  /s/ ANDREW S. AUSTIN
                      ------------------------------------
                      Andrew S. Austin, Director and Vice
                      President of Acquisitions

                      Date:  April 16, 2001

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)



                                    CONTENTS
                                    --------

PAGE  2-3   INDEPENDENT AUDITORS' REPORTS

PAGE  4     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE  5     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            YEARS ENDED DECEMBER 31, 2000 AND 1999

PAGE  6     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

PAGE  7-8   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            YEARS ENDED DECEMBER 31, 2000 AND 1999

PAGES 9-12  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
            DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
37Point9

We have audited the accompanying consolidated balance sheet of 37Point9 and Subsidiary (formerly Great Basin Water Company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 37Point9 (formerly Great Basin Water Company) as of December 31, 1999 were audited by other auditors whose report dated April 7, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of 37Point9 and Subsidiary (formerly Great Basin Water Company) as of December 31, 2000, and the results of their operations and their cash flows for each the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has accumulated losses of $585,080 since inception, and a working capital deficiency of $37,401. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 9. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 10, 2001

                               Russell G. Nay, CPA
                                 4278 Apex Drive
                             Las Vegas, Nevada 89147
                            Telephone: (702) 227-8380



The Board of Directors
Great Basin Water Company

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated balance sheet of Great Basin Water Company as of December 31, 1999, and the related consolidated statements of income, cash flows and retained earnings for each of the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Great Basin Water Company as of December 31, 1999. And the results of its income, cash flows, and retained earnings for each of the two years then ended, in conformity with generally accepted accounting principles.


/s/ RUSSELL G. NAY
Russel G. Nay

Las Vegas, Nevada
January 30, 2000


Restated
August 10, 2000

Restated
April 7, 2001

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                             -----------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                   $         1,307
                                                         --------------
   Total Current Assets                                           1,307
                                                         --------------

FIXED ASSETS, NET                                                71,999

OTHER ASSETS
 Investments                                                     13,750
 Other assets                                                     6,361
                                                         --------------
Total Other Assets                                               20,111
                                                         --------------

TOTAL ASSETS                                            $        93,417
------------                                             ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                       $        17,734
 Deferred Revenues                                               13,070
 Due to shareholder                                               7,904
                                                         --------------
   Total Current Liabilities                                     38,708
                                                         --------------


STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued or
   outstanding
 Common stock, $.001 par value, 25,000,000
   shares authorized, 21,934,973 issued and
   outstanding                                                   21,935
 Additional paid in capital                                     617,854
 Accumulated deficit                                           (585,080)
                                                         --------------
   Total Stockholders' Equity                                    54,709
                                                         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $        93,417
------------------------------------------               ==============

          See accompanying notes to consolidated financial statements.
                                       F-4

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                          Year Ended
                                            Year Ended      December 31, 1999
                                         December 31, 2000     As Restated
                                         ----------------    ---------------

INCOME                                  $           1,138   $            -
                                         ----------------    ---------------

EXPENSES
 General and administrative                       123,009            110,499
 Professional fees                                107,437             81,347
                                         ----------------    ---------------
   Total Expenses                                 230,446            191,846
                                         ----------------    ---------------

LOSS FROM OPERATIONS                             (229,308)          (191,846)

OTHER EXPENSE
 Loss on impairment long lived asset             (249,046)               -
                                         ----------------    ---------------

LOSS BEFORE EXTRAORDINARY ITEM                   (478,354)          (191,846)

EXTRAORDINARY ITEM
 Gain on extinguishment of debt, net of
   $26,000 of taxes                               197,868                -
                                         ----------------    ---------------

LOSS BEFORE CREDIT FOR INCOME TAXES              (280,486)          (191,846)

INCOME TAX CREDIT                                 (26,000)               -
                                         ----------------    ---------------

NET LOSS                                $        (254,486)  $       (191,846)
--------                                 ================    ===============

NET LOSS PER SHARE - BASIC AND DILUTED  $           (0.03)  $          (0.04)
                                         ================    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD - BASIC
 AND DILUTED                                   10,358,616          5,350,000
                                         ================    ===============



          See accompanying notes to consolidated financial statements.
                                       F-5

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           Additional
                                    Common Stock            Paid-In       Accumulated
                              Shares         Amount         Capital        Deficit        Total
                            ------------  ------------   -------------  ------------- -----------
Balance December 31, 1998     5,280,000    $    5,280    $    322,546   $   (133,149) $  194,677

Adjustment for Land Purchase
 Reversal                           -             -               -           (5,599)     (5,599)

Stock issuance cost                 -             -           (21,356)           -       (21,356)

Stock issued for acquisition
 of HDB Telemetry Systems       100,000           100             -              -           100

Stock issued for acquisition
 of HDB Telemetry Systems,
 Canada                          25,000            25          39,975            -        40,000

Net loss (as restated)              -             -               -         (191,846)   (191,846)
                            ------------  ------------   -------------  ------------- -----------

Balance, December 31, 1999
 (as restated)                5,405,000         5,405         341,165       (330,594)     15,976

Cancellation of HDB
 acquisition and shares        (125,000)         (125)            -              -          (125)

Common stock issued for cash  2,011,473         2,011         194,769            -       196,780

Common stock issued for
 purchase of assets          10,005,000        10,005          51,095            -        61,100

Common stock issued for
 service                      1,433,500         1,434          19,430            -        20,864

Common stock issued for
 compensation                 3,205,000         3,205          11,395            -        14,600

Net loss for the year ended
 December 31, 2000                  -             -               -         (254,486)   (254,486)
                            ------------  ------------   -------------  ------------- -----------

BALANCE, DECEMBER 31, 2000   21,934,973   $    21,935    $    617,854   $   (585,080) $   54,709
--------------------------  ============  ============   =============  ============= ===========



          See accompanying notes to consolidated financial statements.
                                       F-6

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                            Year Ended      December 31, 1999
                                         December 31, 2000     As Restated
                                         ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                               $        (254,486)  $       (191,846)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Depreciation                                       4,684              3,654
 Loss on impairment long-lived asset              249,046                -
 Write off of investments                          40,920                -
 Stock based compensation and services             35,464                -
 Gain on extinguishment of debt, net
  of taxes                                       (197,486)               -
 Credit for income taxes                          (26,000)               -
 Changes in assets and liabilities:
 Decrease (Increase) in accounts
  receivable                                        2,300               (300)
 Increase in deposits and other assets            (13,111)               -
 Increase (decrease) in accounts
  payable                                         (38,437)           182,363
                                         ----------------    ---------------
   Net cash used in operating
    activities                                   (197,106)            (6,129)
                                         ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                 -               (7,438)
                                         ----------------    ---------------
   Net cash used in investing
    activities                                        -               (7,438)


CASH FLOWS FROM FINANCING ACTIVITIES
 Long-term borrowing                                  -               10,401
 Proceeds from issuance of common
  stock                                           196,780                -
                                         ----------------    ---------------
   Net cash provided by financing
    activities                                    196,780             10,401
                                         ----------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                (326)            (3,166)

CASH AND CASH EQUIVALENTS - BEGINNING
  OF YEAR                                           1,633              4,799
                                         ----------------    ---------------

CASH AND CASH EQUIVALENTS -
 END OF YEAR                            $           1,307   $          1,633
 -----------                             ================    ===============


          See accompanying notes to consolidated financial statements.
                                       F-7

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
-----------------------------------------------------------
ACTIVITIES:
-----------

In October 2000, the Company purchased the publishing business of a sole proprietor d/b/a/ House of Fire, which publishes books that are already a part of the public domain. The Company issued 5,000 shares of common stock which was valued at $50.

In November 2000, the Company issued 10,000,000 shares of common stock to purchase certain internet assets from Round III enterprises. The assets purchased were valued at $61,000 and there no cash payments were involved in this transaction.














          See accompanying notes to consolidated financial statements.
                                       F-8

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (A) Organization and Business Operations
         ----------------------------------------

         37 Point 9 (formerly Great Basin Water Company ) ("The Company") was incorporated on August 27, 1998. The Company was originally formed to become a water and wastewater utility holding company through the development of water and wastewater utility subsidiaries and through the purchase of operating water and wastewater utilities companies. To this end the Company acquired Shadow Ridge Water Company in 1998. During 2000 the Company reevaluated its strategies and decided to enter the internet business by providing internet sites which help viewers with research for various types of investments. Through this end the Company acquired the internet assets of Round III Enterprises in a stock transaction. The Company does not plan to pursue the utility business and will be winding down its wholly owned subsidiary, Shadow Ridge Water Company.

         The Company's also acquired a publishing business, House of Fire, which publishes books that are already a part of the public domain.

         (B) Principles of Consolidations
         --------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, Shadow Ridge Water Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C) Use of Estimates
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (D) Cash and Cash Equivalents
         -----------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or equivalents.

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


         (E) Property and Equipment
         --------------------------

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years.

         (F) Computer Software Costs Obtained For Internal Use
         -----------------------------------------------------

         The Company accounts for software obtained for internal use in accordance with the Accounting Standards Executive Committee Statement of Position No. 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 generally requires the capitalization of all internal or external direct costs incurred in developing or obtaining internal use software. The Company generally amortizes software developed or obtained for internal use over an estimated life of five years (See Notes 2 and 6).

         (G) Long-Lived Assets
         ---------------------

         During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The Company recognized an impairment loss of $249,046 on the assets acquired through the purchase of Shadow Ridge Water Company (See Note
         (1)(A)).

         (H) Income Taxes
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating loss. The deferred

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------

         tax asset of approximately $ 198,000 arising from the Company's net operating loss carryforward of $ 585,080 at December 31, 2000 has been fully offset by a valuation allowance.

         (I) Earnings Per Share
         ----------------------

         Net loss per common share for the years ended December 31, 2000 and 1999 is computed based upon the weighted average common shares outstanding as defined by Financial accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment at December 31, 2000 consisted of the following:

          Furniture and fixture                    $    9,778
          Computer equipment                            6,313
          Automobile                                    5,000
          Computer software                            61,050
                                                   ----------
                                                       82,141
          Less accumulated depreciation               (10,142)
                                                   ----------
                                                   $   71,999

         Depreciation expense for the year ended June 30, 2000 and 1999 was $4,684 and $3,654, respectively.

NOTE 3   OTHER ASSETS
------   ------------

         Other assets consist primarily of non current receivables.

NOTE 4   INVESTMENTS
------   -----------

         The long-term investment is comprised of 125,000 shares of Web4Boats.com, Inc. pursuant to a one year contract for which the Company will be providing internet hosting for Web4Boats. The shares were valued at $.055 which was the trading value of the stock on the date of the contract.

NOTE 5   DUE TO SHAREHOLDER
------   ------------------

         The  advances   payable  to  shareholder   are   non-interest   bearing
         obligations to a principal stockholder arising from funds advanced to the Company. The amount is due and payable on demand.

                             37POINT9 AND SUBSIDIARY
                   (FORMERLY GREAT BASIN WATER COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


NOTE 6   STOCKHOLDERS' EQUITY
------   --------------------

         Common Stock
         ------------

         The Company is authorized to issue 25,000,000 shares of common stock at $.001 par value. The Company has 21,934,973 shares of common stock outstanding at December 31, 2000.

         The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.10. At December 31, 2000, there were no shares of preferred issued or outstanding.

         In November the Company acquired certain software for the hosting of people seeking financial information from Round III corporation by the issuance of 10,000,000 shares of common stock valued at $61,050. During October, the Company purchased the publishing business of a sole proprietor d/b/a House of Fire, which publishes books that are already in the public domain by issuing 5,000 shares of common stock.

NOTE 7   SUBSEQUENT EVENTS
------   -----------------

         The Company signed a letter of intent to merge with NeoNet Marketing Group, LLC, a community based organization that is presently providing internet services in Indiana. The Company expects to complete the merger in 2001.

NOTE 8   RELATED PARTY TRANSACTION
------   -------------------------

         In November the Company acquired certain software and internet service provider services from a related party. The purchase was recorded at cost and the Company issued 10,000,000 shares of its common stock in exchange for such assets.

NOTE 9   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company has accumulated losses of $585,080 since inception, and a working capital deficiency of $37,401. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management's plans include winding down its water and wastewater utility business and replacing it with business in the internet field, which in its opinion, will generate income and working capital that will enable it to continue as a going concern.