Form 10QSB
period 2001-03-31
37POINT9
filed 2001-05-21
CIK 1059413

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

Commission File Number 0-29989

                                    37Point9
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, 24,759,973 shares of Common Stock and no shares of Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                    37Point9

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheet as of
                     March 31, 2001                         3

                     Consolidated Statements of Operations
                     for the three months ended March 31,
                     2001 and 2000                          4

                     Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     2001 and 2000                          5

                     Notes to Consolidated Financial
                     Statements                             6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   7

Part II   Other Information                                 8

          Item 1     Legal Proceedings                      8
          Item 2     Changes in Securities and Use of
                     Proceeds                               8
          Item 3     Defaults upon Senior Securities        8
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       8
          Item 5     Other Information                      8
          Item 6     Exhibits and Reports on Form 8-K       8

Signatures                                                  9

                                    37Point9
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

                     ASSETS

Current assets
  Cash and cash equivalents                    $        205
  Accounts receivable                                   323
  Other receivables                                   5,403
                                               ------------
       Total current assets                           5,931

Fixed Assets
  Property and equipment, net                        10,034
  Capitalized costs, net                             58,870
                                               ------------
       Total fixed assets                            68,904

Other assets
  Investments                                        20,000
  Prepaid Services                                  386,333
  Other assets                                          500
                                               ------------
       Total other assets                           406,833

       Total assets                            $    481,668
                                               ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities     $     18,369
  Deferred revenue                                   14,320
  Due to shareholders                                24,758
  Other payables                                         25
                                               ------------
       Total current liabilities                     57,472

Stockholders' equity
  Preferred Stock, $0.10 par value,
     1,000,000 shares authorized,
     none issued or outstanding                           -
  Common Stock, $.001 par value -
     99,000,000 shares authorized;
     24,759,973 shares issued
     and outstanding                                 24,760
  Paid-in capital                                 1,255,679
  Accumulated deficit                              (856,243)
                                               ------------
       Total stockholders' equity                   424,196
                                               ------------

       Total liabilities and stockholders'
       equity                                  $    481,668
                                               ============


          The accompanying notes are an integral part of this statement
                                        3

                                    37Point9
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended
                                               March 31
                                    ----------------------------
                                          2001          2000
                                          ----          ----

Income                              $      5,288    $          -
Expenses
  General and administrative             248,601          23,573
  Professional fees                       27,900               -
                                    ------------    ------------
     Total Expenses                      276,501          23,573

Net Loss                               ($271,213)       ($23,573)
                                    ============    ============

Basic and diluted net loss per
  common share                      $      (0.01)   $      (0.01)
                                    ------------    ------------

Weighted average shares outstanding   24,313,029       5,862,340
                                    ============    ============










        The accompanying notes are an integral part of these statements
                                        4

                                    37Point9
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Three Months Ended
                                               March 31
                                    ----------------------------
                                          2001          2000
                                          ----          ----

Cash flows from operating
activities:
  Net Loss                         ($    271,163)  ($     23,573)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
  Depreciation & amortization              3,095
  Stock issued for services              638,150
  Decrease (increase) in accounts
    receivable                              (323)
  Decrease (increase) in other
    assets                                (5,792)          3,055
  Prepaid services                      (386,333)
  Accounts payable and other
    liabilities                            2,660          17,403
  Deferred revenues                        1,250
                                    ------------    ------------
    Net cash used in operating
      activities                         (18,456)         (3,115)
                                    ------------    ------------

Cash flows from investing
activities:
  Advances from shareholders              14,854               -
                                    ------------    ------------
    Net cash used in investing
      activities                          14,854               -
                                    ------------    ------------

Cash flows from financing
activities:
  Proceeds from issuance of common
    stock                                  2,500           3,840
                                    ------------    ------------
    Net cash provided by (used in)
      financing activities                 2,500           3,840
                                    ------------    ------------

    Net increase (decrease) in cash
      and cash equivalents                (1,102)            725

Cash and cash equivalents,
 beginning of period                       1,307           1,633
                                    ------------    ------------

Cash and cash equivalents,
 end of period                      $        205    $      2,358
                                    ============    ============

Supplemental disclosure of cash flow information:
       The Company had non-cash stock transactions in the amount of $638,150 as payment of executive compensation and consulting services in the three months ended March 31, 2001.


         The accompanying notes are an integral part of these statements
                                        5

                                    37Point9
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000 filed on April 16, 2001.

NOTE 2   COMMON STOCK

The Company issued 2,825,000 shares of Common Stock in the First Quarter of which 25,000 shares was for cash of $2,500 in a private transaction. There were several contracts for services with new outside consultants. Six month consulting contracts for the purpose of assisting the Company with its merger and acquisition plans were entered into for an aggregate consideration of 1,000,000 shares of Common Stock. An additional contract was entered into with the Pacifica Financial Group for financial consulting services in the amount of 500,000 shares for 12 months. These contracts were signed on January 22, 2001 and were valued at 37Point9's closing stock price of 31.2 cents per share. Two months worth of costs were allocated to the first quarter with the rest to prepaid services. Additional contracts were signed for services on January 16, 2001 for 6 month terms through the issuance of 250,000 shares of Common Stock. These were valued at $0.29 a share based on the stock's closing price of 29 cents on January 16, 2001. The other 1,050,000 shares issued had a grant date of January 3, 2001, the day the Board of Directors met and approved of the issuance. These shares were issued as compensation to Executives of the Company and independent contractors/consultants for services in the first quarter. The shares were valued at 9.3 cents per share which was the closing price of 37Point9's stock on January 3, 2001. The above activities resulted in $386,333 of prepaid services on the balance sheet.

NOTE 3   GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated losses of $856,243 since inception and a working capital deficiency of $51,541. The ability of the Company to continues as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4   SUBSEQUENT EVENT

On April 12, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting that the Company had entered into a letter of intent to merge with Neo Net Marketing Group, LLC and had received a letter of commitment from Corporate Development Strategies, Inc. for funding in the event the merger with Neo Net Marketing Group, LLC is consummated.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RECENT EVENTS
-------------

     The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10KSB for the year ended December 31, 2000. The Company's Plan of Operation has not materially changed from that filing.

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

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2001
as compared to three months ended March 31, 2000

     The Company had $5,288 in revenues for the three months ended March 31, 2001. This represents a change from the prior period as the Company had no active operations creating revenues during the first three quarters of fiscal year 2000. The Company's loss from operations has shown an increase to $271,213 for the three months ended March 31, 2001, from $24,073 for the three months ended March 31, 2000. This increase is primarily the result the Company's new operations of its Internet related business activities. The primary driver of the increase in the loss was due to contracts for services entered into with various entities and individuals for services amounting to $225,917. The Company is trying to develop additional lines of businesses through acquisition and the bulk of these service expenses are for professional assistance in finding additional lines of businesses to acquire. As of the date of this report the Company has not acquired any additional lines of business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities used cash of $18,456 for the three months ended March 31, 2001 as compared to a use of $3,115 for the same period in 2000. The financing activities during the three months ended March 31, 2001 consisted of $2,500 for stock issued by the Company for cash in a private transaction and $14,854 in loans to the Company from shareholders.

     The Company's current operations are cash flow negative and as of March 31, 2001 the Company had negative working capital of $51,541. The Company is actively engaged in seeking out additional equity funding. However, there can be no assurance that equity funding will be available, or that, if available, capital can be obtained on terms favorable to the Company. If adequate funds are not available, the Company's ability to continue as a going concern would be impaired.

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------
                 None.


Item 2.   Changes in Securities
          ---------------------

     During the three months ended March 31, 2000 the Company issued 2,825,000 shares of Common Stock. Of that amount, 300,000 shares were issued to officers and Directors as compensation in lieu of salary. An additional 2,525,000 were issued as payment of contractual obligations for services rendered or to be rendered by contractor/consultants. Of those shares issued for services, 1,250,000 are for services to be rendered to the Company over a six month period and 500,000 were for a twelve month contract for services. The remainder was issued for services rendered in the first quarter. 25,000 shares were issued in a private placement for an aggregate consideration of $2,500.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On January 30, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under
               Item 4 that on January 23, 2001 its Board of Directors changed from using Russell G. Nay as its principal independent account and appointed Weinberg & Company as its new independent accountant. The Company further reported under Item 5 that it had increased its number of authorized shares outstanding from 26,000,000 to 100,000,000 and changed the name of the Company to 37Point9 from Great Basin Water Company.

               On April 12, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 that the Company had entered into a letter of intent to merge with Neo Net Marketing Group, LLC and had received a letter of commitment from Corporate Development Strategies, Inc. for funding in the event the merger with Neo Net Marketing Group, LLC were consummated.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 21, 2001

37Point9



/s/ Thomas R. Warren
--------------------
Thomas R. Warren
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)