Form 10QSB
period 2001-06-30
37POINT9
filed 2001-08-20
CIK 1059413

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

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

                          27349 Jefferson Ave. Ste 200
                                 Temecula, CA 92590
                    (Address of principal executive offices)

                                 (909) 296-9945
                           (Issuer's telephone number)

Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X] No [ ]

As of June 30, 2001, 64,759,973 shares of Common Stock and no shares of Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                    37Point9

                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheet as of
                     June 30, 2001                          3

                     Consolidated Statements of Operations
                     for the three months ended June 30,
                     2001 and 2000 (unaudited)              4

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     2001 and 2000 (unaudited)              5

                     Notes to Consolidated Financial
                     Statements                             6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   8

Part II   Other Information                                 9

          Item 1     Legal Proceedings                      9
          Item 2     Changes in Securities and Use of
                     Proceeds                               9
          Item 3     Defaults upon Senior Securities        9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       9
          Item 5     Other Information                      9
          Item 6     Exhibits and Reports on Form 8-K       9

Signatures                                                  11

                                    37Point9
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2001
                                   (Unaudited)

                     ASSETS

Current assets
  Cash and cash equivalents                    $      3,757
  Accounts receivable                                 5,726
                                                -----------

       Total current assets                           9,483
                                                -----------

PROPERTY AND EQUIPMENT - NET                         81,268
                                                -----------

OTHER ASSETS
  Investments                                        11,250
  Other assets                                          500
                                                -----------

       Total other assets                            11,750
                                                -----------

TOTAL ASSETS                                   $    102,501
------------                                   ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Deferred revenue                           $      5,625
    Accounts payable and accrued liabilities         97,186
    Loans payable - officer                         117,857
                                                -----------

       Total current liabilities                    220,668
                                                -----------

STOCKHOLDERS' DEFICIENCY
  Preferred Stock, $0.10 par value,
     1,000,000 shares authorized,
     none issued or outstanding                           -
  Common Stock, $.001 par value -
     99,000,000 shares authorized;
     64,759,973 shares issued
     and outstanding                                 64,760
  Additional paid-in capital                         67,687
  Accumulated deficit                              (136,255)
                                                -----------
                                                     (3,808)

  Less: Stock issued for future services           (114,359)
                                                -----------
       Total Stockholders' Deficiency              (118,167)
                                                -----------


 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $   102,501
 ---------------------------------------------- ===========





   See accompanying notes to consolidated financial statements.

                                    37Point9
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended
                                               June 30
                                    ----------------------------
                                          2001          2000
                                          ----          ----

REVENUES                            $          -    $          -

OPERATING EXPENSES
  Professional fees                       42,980               -
  Other general and administrative        30,576               -
  Amortization                             3,000               -
                                    ------------    ------------
     Total Operating Expenses             76,556               -

LOSS FROM OPERATIONS                     (76,556)              -
                                    ------------    ------------

NET LOSS                           $     (76,556)   $          -
                                    ============    ============

Weighted average shares outstanding   60,284,835               -
                                    ============    ============




                                    37Point9
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Six Months Ended
                                               June 30
                                    ----------------------------
                                          2001          2000
                                          ----          ----

REVENUES                            $          -    $          -

OPERATING EXPENSES
  Professional fees                       80,486               -
  Other general and administrative        52,769               -
  Amortization                             3,000               -
                                    ------------    ------------
     Total Operating Expenses            136,255               -

LOSS FROM OPERATIONS                    (136,255)              -
                                    ------------    ------------

NET LOSS                           $    (136,255)   $          -
                                    ============    ============

Weighted average shares outstanding   60,059,973               -
                                    ============    ============



          See accompanying notes to consolidated financial statements.

                             37POINT9 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six Months Ended
                                                 June 30
                                      ----------------------------
                                                 2001          2000
                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                    ($    136,255)    $         -
  Adjustments to reconcile net(loss)
  to net cash used (used in)by
  Changes in operating assets and
  Liabilities:
    Increases in:
      Accounts payable and accrued
      expenses                                 60,851               -
                                          ------------    ------------
      Net cash used in operating
      activities                              (75,404)              -
                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                    169               -
  Purchase of property & equipment            (15,459)              -
                                          ------------    ------------
    Net cash used in investing
      activities                              (15,290)              -
                                          ------------    ------------

Cash flows from financing
activities:
  Proceeds from stock issuance                     95               -
  Proceeds from officer loan                   94,356               -

                                          ------------    ------------
    Net cash provided by
    financing activities                       94,451               -
                                          ------------    ------------

NET INCREASE IN CASH                            3,757               -

CASH-BEGINNING OF PERIOD                            -               -
                                           ------------    ------------

CASH-END OF PERIOD                           $  3,757    $          -
                                           ============    ============





         See accompanying notes to consolidated financial statements.

                           37POINT9 AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2001
                                  (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however that all material adjustments (consisting of normal, recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

    On June 30, 2001, under a Merger Agreement and Plan of Reorganization, Cerno Holdings, Ltd. and its wholly-owned Subsidiary (Acquagiene Products Unlimited) ("Cerno"), an inactive Nevada Corporation acquired 35,000,000 shares of 37 Point 9's (The Company) common stock representing approximately 54% of the Company's outstanding common stock after the merger transaction. In exchange for issuing these shares, the Company purchased 100% of the assets of Cerno and Cerno assumed certain of the Company's current liabilities totaling $35,345. As a result, the Company treated the merger as a reorganization and recapitalization for accounting purposes and as an acquisition by Cerno. Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the assets of the Company and Cerno at historical cost.

      (2) The statement of operations includes the operations of Cerno for the periods presented.

NOTE 2  LOAN PAYABLE -OFFICER

         During the six months ended June 30, 2001, the Company received $117,857 in operating funds from an officer. The loan is non-interest bearing, unsecured and payable on demand.

NOTE 3  STOCKHOLDERS' DEFICIENCY

         On June 11, 2001, the Company issued 3,800,000 shares of common stock to consultants having a fair va1ue of $190,000 based on the closing price of the Company's common stock at the date of grant. These shares were registered on Form S-8 of the Securities Act of 1933.

                          37POINT9 AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2001
                                 (UNAUDITED)


         On June 11, 2001, the company issued 1,200,000 shares of common stock to officers and directors as compensation having a fair value of $60,000 based on the closing price of the Company's common stock at the date of grant. These shares were registered on Form S-8 of the Securities Act of 1933.

NOTE 4   GOING CONCERN

         As reflected in the accompanying financial statements, the Company has a working capital deficiency of $211,185, stockholders' deficiency of $118,167, net loss from operations of $136,255 and net cash used in operations of $75,404. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5   SUBSEQUENT EVENTS

         On July 10, 2001, the Company issued 13,600,000 shares of common stock as a one time hiring bonus to certain officers and directors. The fair value of this compensation was $1,088,000 based on the closing price of the Company's common stock at the date of the grant.

         On July 10, 2001, the Company issued 650,000 shares of common stock for consulting services to be rendered for the period of July 1, 2001 through September 30, 2001. The fair value of these consulting services was $39,000 based on the closing price of the Company's common stock at the date of grant.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the following documents: (1) the interim financial statements and the notes included in this Quarterly Report.

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

RECENT EVENTS

     On June 11, 2001, the Company began negotiations with Cerno Holdings, Ltd., a privately held Nevada corporation (hereafter referred to as "Cerno"), with the intent to determine whether, and on what terms, Cerno's assets could be acquired by the Company. The specific assets consisted of intellectual property owned by Cerno, under an exclusive license from Acquagiene Products Unlimited, Inc. (hereafter referred to as "Acquagiene"), a privately held Nevada Corporation, and wholly owned subsidiary of Cerno. Specifically, the intellectual property consisted of patents, trademarks and trade secrets related to the design, manufacture and production of a bidet unit. Also, Cerno produced assignable contracts for the marketing and sale of the bidet product, and for facilities and tooling to manufacture it. Aside from the foregoing assets, Cerno provided to the Company financial statements detailing its present outstanding obligations.

     The negotiations with representatives of Cerno culminated in the Company's Board of Directors electing to move forward with the acquisition. On June 19, 2001, the parties executed a written agreement whereby the Company purchased all of the assets of Cerno and Acquagiene and the relief of certain of its current liabilities, totaling $35,345, in exchange for thirty five million shares of the Company's common stock bearing a restrictive legend under Rule 144 of the Securities and Exchange Act of 1933. The subject thirty five million shares amounts to approximately 54% of the outstanding voting securities of the Company after the transaction was consummated.

     The written agreement between Cerno and the Company closed on June 30, 2001, effective upon Cerno's delivery to the Company of exhibits detailing the intellectual property to be acquired by the Company. On July 15, 2001, Cerno tendered these exhibits to the Company's Board of Directors, who, after duly reviewing same, approved them, thus effectively closing the purchase. Thereafter, Cerno assigned to the Company all of its assets, and the Company issued to Cerno the restricted shares given as consideration under the purchase and sale agreement.

     On August 7, 2001, the Company acquired tooling necessary to begin production of the bidet product it acquired from Cerno, and plans to commence production on or about September 1, 2001.

     Since the acquiring Cerno's assets, the Company has been engaged in a preliminary evaluation of Cerno's research and development efforts in hygienic products prior to the time the Company purchased them. The Company is committed to continue this research and development in the next quarter.

     On June 29, 2001, the Company formally terminated negotiations with NeoNet Marketing Group, LLC with whom the Company signed a letter of intent to merge on April 11, 2001.

     The Company does not expect any significant changes in the number of its employees as a result of the Cerno acquisition, or the Company's continued preliminary evaluation of its newly acquired research and development in hygienic products.

RESULTS OF OPERATIONS

     The following discusses the results of operations for the "consolidated companies": 37Point9, Cerno, and Acquagiene. All results of operations reflect those of Cerno (the accounting acquiror) for the three and six month periods ended June 30, 2001.

     As a result of the recapitalization, the Company had no revenues for the three months ended June 30, 2001.

     The Company's loss from operations for the three and six months ended June 30, 2001 was $76,556 and $136,255, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used net cash of $75,404 in operating activities for the six months ended June 30, 2001.

     The Company's current operations as of June 30, 2001, reflect a working capital deficit of $211,185.

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------
                 None.

Item 2.   Changes in Securities
          ---------------------

     During the three months ended June 30, 2001 the Company issued 5,000,000 shares of common stock; of that amount, 1,200,000 shares were issued to officers and Directors as compensation in lieu of salary having a fair value of $60,000. An additional 3,800,000 were issued as payment of contractual obligations for services rendered or to be rendered by contractor/consultants, having a fair value of $190,000; of those shares issued for services, 1,800,000 are for services rendered to the Company over the previous six month period. The remaining 2,000,000 shares were issued for both current and future consulting services.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

                None

(b)  Reports on Form 8-K

(b)(1) July 30, 2001 Form 8-K

     On July 30, 2001 the  Company  filed a current report on Form

8-K with the Securities and Exchange  Commission  reporting under Item 1 that:
(1) On June 11, 2001, the Company and Cerno opened informal negotiations regarding the Company's possible purchase of Cerno's assets; (2) On June 19, 2001, the parties executed a written agreement whereby the Company purchased all of the assets of Cerno in exchange for thirty five million shares of the Company's common stock bearing a restrictive legend under Rule 144 of the Securities Act of 1933. The subject thirty five million shares amounts to approximately 54.1% of the outstanding voting securities of the Company after the closing of the transaction; (3) That the purchase and sale transaction closed on July 15, 2001; (4) That on June 13, 2001, John Rolls was nominated and voted in as a Director and Secretary of the Board of Directors and Andrew Austin resigned as a member of the Board of Directors; (5) On June 30, 2001, Director Ray Warren resigned as a member of the Board of Directors. Charles Kallmann was voted in as Director and Chairman of the Board of Directors, and Director Tom Warren resigned as a member of the Board of Directors, and (6)
On July 6, 2001 Douglas Brown was elected a Director and President of the
Company.

     Reporting under item 2, the Company  reported that: (1) On or about
June 11, 2001, the Company entered into preliminary negotiations to acquire the assets of Cerno; (2) On June 19, 2001, the Company and Cerno entered into a written agreement whereby the Company would purchase all of the assets of Cerno in exchange for the payment of thirty five million shares of restricted securities in the Company; (3) The purchase agreement contained a number of conditions precedent to the closure including the unanimous consents of each party's board of directors, and the delivery, satisfactory to the Company's Board of Directors, of exhibits from Cerno describing the exact assets to be transferred to the company via the purchase agreement.

     (4) On July 15, 2001, Cerno Holdings, Ltd. produced the necessary informational exhibits to the Company which listed and described the assets and liabilities of Cerno that would be transferred to the Company as consideration for the pending purchase agreement; and (5) Thereafter, on July 15, 2001, and after review of the information provided by Cerno to the Company's Board of Directors, the Company's Board of Directors voted in favor of completion of the purchase of the Cerno assets, and the issuance of thirty five million restricted shares of stock to Cerno in consideration therefore, and to any take action to close the transaction.

     Reporting under item 5, the Company reported that (1) As of July 15, 2001, the Company changed its principal address to 27349 Jefferson Avenue, Ste. 200, Temecula, CA 92590; and, (2) By letter dated June 22, 2001, the Company notified NeoNet Marketing Group of its intent to rescind the previous letter of intent executed on April 11, 2001.

     (b)(2) August 8, 2001 Form 8-K

On August 8, 2001, the  Company  filed a current report on Form
8-K with the Securities and Exchange  Commission  reporting under Item 5 that:
(1) On July 31, 2001, Charles Kallmann resigned as a member of the registrant's board of directors; (2) Ronald Carnago was selected Chief Financial Officer of the Company; and (3) Michael Brette was elected to the Board of Directors, and voted Chairman.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 20, 2001

37Point9



/s/ Ronald Carnago
--------------------
Ronald Carnago
Chief Financial Officer
(Principal Financial and Accounting Officer)