Form 10QSB
period 2001-09-30
37POINT9
filed 2001-11-19
CIK 1059413

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________  to  ____________

Commission File Number 0-29989

                                    37Point9
       (Exact name of small business issuer as specified in its charter)

            Nevada                                    86-0889096
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)               Identification Number)

                          11665 Avena Place, Ste. 209
                               San Diego, CA 92128
                    (Address of principal executive offices)

                                 (858) 485-0747
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, 142,934,973 shares of Common Stock and no shares of Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                    37Point9

                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
Part I    Financial Information

          Item 1     Financial Statements                                     3

                     Consolidated Balance Sheet as of
                     September 30, 2001 (Unaudited)                           3

                     Consolidated Statements of Operations
                     for the three months and nine months
                     ended September 30, 2001 and 2000
                     (Unaudited)                                              4

                     Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
                     2001 and 2000 (Unaudited)                                5

                     Notes to Consolidated Financial
                     Statements                                               6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                                     9

Part II   Other Information                                                  10

          Item 1     Legal Proceedings                                       10
          Item 2     Changes in Securities and Use of
                     Proceeds                                                10
          Item 3     Defaults upon Senior Securities                         10
          Item 4     Submission of Matters to a Vote of
                     Security Holders                                        10
          Item 5     Other Information                                       10
          Item 6     Exhibits and Reports on Form 8-K                        10

Signatures                                                                   11

                            37Point9 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $     2,759
   Employee Advances                                                      2,500
                                                                    ------------
     Total Current Assets                                                 5,259
                                                                    ------------

PROPERTY AND EQUIPMENT - NET                                             84,721
                                                                    ------------

OTHER ASSETS
  Investments                                                             3,250
  Other assets                                                              500
                                                                    ------------
     Total Other Assets                                                   3,750
                                                                    ------------

TOTAL ASSETS                                                        $    93,730
------------                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Deferred revenues                                                $     2,812
   Accounts payable and accrued expenses                                458,992
   Loans payable - officer                                              204,589
                                                                    ------------
     Total Current Liabilities                                          666,393
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.10 par value, 50,000,000 shares
     authorized, none issued and outstanding
   Common stock, $.001 par value, 400,000,000 shares
     authorized, 142,934,973 shares issued and
     outstanding                                                        142,935
   Additional paid-in capital                                         3,444,562
   Accumulated Other Comprehensive Loss                                  (8,000)
   Accumulated deficit                                               (3,903,743)
                                                                    ------------
                                                                       (324,246)
  Less: Stock issued for future services                               (248,417)
                                                                    ------------
     Total Stockholders' Deficiency                                    (572,663)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    93,730
----------------------------------------------                      ============

The accompanying notes are an integral part of these statements

                                         37Point9 AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                            For The Three    For The Three   For The Nine     For The Nine
                                            Months Ended     Months Ended    Months Ended     Months Ended
                                            September 30,    September 30,   September 30,    September 30,
                                                2001             2000            2001             2000
                                           --------------   --------------  --------------   --------------
REVENUES                                   $       2,813    $           0   $       2,813    $           0

OPERATING EXPENSES
   Professional fees                             234,107                0         287,735                0
   Bad Debt Expense                                5,727                0           5,727                0
   Depreciation                                    4,996                0           4,996                0
   Compensation Expense                          314,167                0         314,167                0
   Printing & Reproduction                        25,633                0          37,970                0
   Consulting Fees                             2,992,701                0       2,992,701                0
   Other general and administrative               56,717                0         124,006                0
   Amortization                                        0                0           3,000                0
                                           --------------   --------------  --------------   --------------
     Total Operating Expenses                  3,634,048                0       3,770,302                0
                                           --------------   --------------  --------------   --------------

LOSS FROM OPERATIONS                          (3,631,235)               0      (3,767,489)               0
                                           --------------   --------------  --------------   --------------

NET LOSS                                   $  (3,631,235)   $           0   $  (3,767,489)   $           0
--------                                   ==============   ==============  ==============   ==============

OTHER COMPREHENSIVE LOSS
    Unrealized Loss on Mkt. Securities            (8,000)               0          (8,000)               0
                                           --------------   --------------  --------------   --------------

COMPREHENSIVE LOSS                         $  (3,639,235)   $           0   $  (3,775,489)   $           0


Net (loss) income per common share
    - basic and diluted                    $       (0.03)   $           0   $       (0.05)   $           0
                                           ==============   ==============  ==============   ==============

Weighted average number of common shares
    outstanding - basic and diluted          105,559,158                0      75,393,032                0
                                           ==============   ==============  ==============   ==============

                      The accompanying notes are an integral part of these statements

                                                     4

                            37POINT9 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    For The Nine   For The Nine
                                                    Months Ended   Months Ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                $(3,767,489)   $         -
   Adjustments to reconcile net (loss) to net cash
    (used in) provided by operating activities:
   Changes in operating assets and liabilities:
     Decrease in: A/R                                     3,226
     Increase in:
       Accounts payable and accrued expenses            419,844              -
   Other                                                (22,875)
                                                    ------------   ------------
         Net Cash Used In Operating Activities       (3,367,294)             -
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in acquisition                             169              -
   Purchase of property and equipment                   (18,912)             -
                                                    ------------   ------------
         Net Cash Used In Investing Activities          (18,743)             -
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock issuance                       3,207,728              -
   Proceeds from officer loan                           181,068              -
                                                    ------------   ------------
         Net Cash Provided by Financing Activities    3,388,796              -
                                                    ------------   ------------

NET INCREASE IN CASH                                      2,759              -

CASH - BEGINNING OF PERIOD                                    0              -
                                                    ------------   ------------

CASH - END OF PERIOD                                $     2,759    $         -
--------------------                                ============   ============

         The accompanying notes are an integral part of these statements

                           37 POINT 9 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30. 2001
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

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

         (2) The statement of operations includes the operations of Cerno for the periods presented

          For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10KSB for the year ended December 31, 2000.

NOTE 2   MARKETABLE SECURITIES
------   ---------------------

         The Company's marketable securities, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at September 30, 2001, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

NOTE 3   EMPLOYEE ADVANCES
------   -----------------

         During the nine months ended September 30, 2001, the company advanced $2,500 to the president of Acquagiene Products Unlimited. The advance is non-interest bearing and payable on demand.

NOTE 4   LOAN PAYABLE - OFFICER
------   ----------------------

         During the nine months ended September 30, 2001, the Company received $204,589 in operating funds from an officer. The loan is non-interest bearing, unsecured and payable on demand.

NOTE 5   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         On August 31, 2001, the Company issued 35,000,000 shares of common stock to a consultant having a fair value of $1,050,000.

         On August 27, 2001, the Company issued 5,000,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over a period of six months terminating on February 27, 2002. The fair market value of the stock issued was $140,000 based on the closing price of the Company's common stock at the date of grant. As of September 30, 2001, the Company has expensed $23,334 and has deferred consulting fees of $116,666.

         On August 24, 2001, the Company issued 250,000 shares of common stock for legal services rendered. The fair value of the stock was $6,500 which is based on the closing price of the Company's common stock at the date of grant.

         On August 24, 2001, the Company issued 50,000 shares of common stock for legal services rendered. The fair value of the stock was $1,300 which is based on the closing price of the Company's common stock at the date of grant.

         On August 11, 2001, the Company issued 10,250,000 shares of common stock to a consultant having a fair value of $615,000 based on the closing price of the Company's common stock at the date of grant.

         On August 1, 2001, the Company issued 2,000,000 shares of common stock to a consultant having a fair value of $110,000 based on the closing price of the Company's common stock at the date of grant.

         On August 1, 2001, the Company issued 6,900,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of three months terminating on October 31, 2001. The fair market value of the stock issued was $379,500 based on the closing price of the Company's common stock at the date of grant. As of September 30, 2001, the Company had expensed $253,000 and has deferred consulting fees of $126,500.

         During July 2001, the Company issued 25,000 shares of common stock to a consultant having a fair value of $1,250 based on the closing price of the Company's common stock at the date of issuance.

         On July 30, 2001, the Company issued 2,500,000 shares of common stock to a director. The fair value of this compensation was $160,000 based on the closing price of the Company's common stock at the date of grant.

         On July 15, 2001, the Company issued 1,950,000 shares of common stock to a consultant having a fair value of $136,500 based on the closing price of the Company's common stock at the date of grant.

         On July 10, 2001, the Company issued 13,600,000 shares of common stock as a one time hiring bonus to certain officers and directors. The fair value of this compensation was $816,000 based on the closing price of the Company's common stock at the date of grant.

         On July 10, 2001, the Company issued 650,000 shares of common stock for consulting services to be rendered for the period July 1, 2001 through September 30, 2001. The fair value of these consulting services was $39,000 based on the closing price of the Company's common stock at the date of grant.

         On June 11, 2001, the Company issued 3,800,000 shares of common stock to consultants having a fair value of $190,000 based on the closing price of the Company's common stock at the date of grant. These shares were registered on Form S-8 of the Securities Act of 1933.

         On June 11, 2001, the Company issued 1,200,000 shares of common stock to officers and directors as compensation having a fair value of $60,000 based on the closing price of the Company's common stock at the date of grant. These shares were registered on Form S-8 of the Securities Act of 1933.

NOTE 6   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company has a working capital deficiency of $581,672 stockholders' deficiency of $572,663 accumulated losses from operation of $3,767,489 and net cash used in operations of $3,367,294. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7   SUBSEQUENT EVENTS
------   -----------------

A) On October 12, 2001 the Company issued the following shares as payment for services rendered during the three months ended September 30, 2001:

         i. 3,625,000 shares having a fair value of $89,250 based on the closing price of the Company's common stock at the date of grant. As of September 30, 2001, the Company expensed $84,000 and has deferred consulting fees of $5,250.

         ii. 4,000,000 shares of common stock to two corporate officers as compensation for employment. Under the terms of the agreement, the services are to be performed over a period of twelve months commencing on August 1, 2001 and terminating on August 1, 2002. Additionally, 2,500,000 shares were issued to a director. The fair market value of the stock issued was $277,500 based on the closing price of the Company's common stock at the date of grant. As of September 30, 2001, the Company has expensed $94,167 and has deferred compensation of $183,333.

         iii. 1,000,000 shares of common stock for accounting services having a fair value of $23,000 based on the closing price of the Company's common stock at the date of grant.

         iv. 1,050,000 shares of common stock for legal services having a fair value of $24,150 based on the closing price of the Company's common stock at the date of grant.

B) On October 12, 2001 the Company issued the following shares as payment for services to be rendered subsequent to September 30, 2001:

         i. 12,400,000 shares of common stock as a one-time bonus to a director having a fair value of $285,200.

         ii. 11,000,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of thirty-six months commencing on October 12, 2001 and terminating on October 12, 2004. The fair market value of the stock issued was $253,000 based on the closing price of the Company's common stock at the date of grant.

         iii. 10,000,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of twelve months commencing on October 12, 2001 and terminating on October 12, 2002. The fair market value of the stock issued was $230,000 based on the closing price of the Company's common stock at the date of grant.

         iv. 2,000,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of three months commencing on October 12, 2001 and terminating on January 12, 2002. The fair market value of the stock issued was $46,000 based on the closing price of the Company's common stock at the date of grant.

C) A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, on November 16, 2001, which included the Company and other defendants. The Plaintiffs claim that they are due compensation for services rendered pursuant to contract. The Company cannot evaluate the claims until such time as it has been properly served.

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

RECENT EVENTS

         On June 19, 2001, the Company entered into a written agreement whereby the Company purchased all of the assets and liabilities of Cerno Holdings, Ltd., a privately held Nevada Corporation. Those assets included exclusive licenses to use various trademarks, patents, trade secrets, research and development, and other intellectual property related to the design, manufacture and marketing of a bidet unit and other hygienic products. Cerno also possessed assignable contracts for the marketing and sale of the bidet product, as well as tooling and manufacturing facilities in which to manufacture it. Acquagiene Products Unlimited, Inc. and Magna IV, Ltd., both closely held private Nevada Corporations, granted the exclusive licenses to Cerno Holdings, Ltd.

         The written agreement between the Company and Cerno Holdings, Ltd. closed on July 15, 2001, after Cerno produced documentation, satisfactory to the Company's board of directors, that it indeed owned certain marketable title to the various items of intellectual property, patents, trademarks, research and development, assignable contracts, tooling, and manufacturing facilities, related to the production of the bidet and various other hygienic products that were in research and development at the time of the acquisition by the Company.

         On August 7, 2001, the Company acquired the tooling necessary to begin production of the bidet. That tooling was delivered to the Company on August 23, 2001. Coincidentally, the Company began work on marketing through its internet web site: www.ub-hygiene.com, and in the print media.

         On October 2, 2001, the Company announced that its wholly owned subsidiary, Cerno Holdings, Ltd., finalized a patent application for a product named "Surface Shield." The product is an anti-microbiological disinfectant that exterminates a variety of germs, viruses, bacteria, and fungi when applied to various types of surfaces for varying lengths of time. The product is still in research and development.

         The Company has been actively looking for funding sources that would enable it to begin production of the bidet product and to further the research and development efforts on other hygienic products.

         The Company's efforts led to the announcement, on October 17, 2001, that it had reached an agreement with the Goulding Trust of Northbrook, Illinois, to secure financing in the amount of five hundred thousand dollars ($500,000.00). However, on October 24, 2001, the Goulding Trust rescinded its offer of financing to the Company.

         On October 31, 2001, the Company received a five million dollar ($5,000,000) funding commitment via Structured Equity Funding Line Financing from Alpha Venture Capital, Inc. (Alpha Funds). The commitment is for one year with an automatic extension of 12 months. The terms of the agreement provide that The Alpha Funds be required to purchase from 37Point9 through a Regulation D Common Stock Private Equity Line up to $5,000,000 of its common stock.

RESULTS OF OPERATIONS

         The Company lost $3,639,235 in the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $3,367,294 for the nine months ended September 30, 2001. The issuance of stock for the same time frame resulted in Cash in the amount of $3,207,728.

         The Company's current operations are cash flow negative and as of September 30, 2001, the Company had a negative working capital $661,134.



Part II  Other Information

Item 1.  Legal Proceedings

         A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, on November 16, 2001, which included the Company and other defendants. The Plaintiffs claim that they are due compensation for services rendered pursuant to contract. The Company cannot evaluate the claims until such time as it has been properly served.


Item 2.  Changes in Securities

         On August 30, 2001, the company filed a document with the Nevada Secretary of State increasing the number of common shares, with a par value of $0.001, from 99,000,000 to 400,000,000, and the preferred class of common stock from 1,000,000 to 50,000,000.

         During the three months ended September 30, 2001, the Company issued 113,150,000 shares of Common Stock. Of that amount, 48,000,000 shares were issued to officers and directors as compensation in lieu of salary. An additional 65,150,000 shares were issued as payment of contractual obligations for services rendered or to be rendered by contractors and consultants.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         On August 8, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5: Other Events and Regulation FD Disclosure, that On July 31, 2001, Charles Kallmann resigned as a member of the registrant's board of directors; Ronald Carnago was selected Chief Financial Officer of the registrant; and, Michael Brette was elected to the Board of Directors, and voted Chairman.

         On November 1, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5: Other Events and Regulations FD Disclosure, that the Company had changed its principal address to 11665 Avena Place, Ste. 209, San Diego, California, 92128; that on August 30, 2001, the company increased the number of common shares, with a par value of $0.001, from 99,000,000 to 400,000,000, and the preferred class of common stock from1,000,000 to 5,000,000 shares Reporting under Item 6 Resignation of Registrant's Directors, that by letter dated October 11, 2001, director Michael Brette resigned. On October 11, 2001, Charles Kallmann was nominated and elected to membership on the board of directors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2001

37Point9


/s/ Ronald Carnago
--------------------------------------------
Ronald Carnago
Chief Financial Officer
(Principal Financial and Accounting Officer)