Form 10KSB
period 2001-12-31
37POINT9
filed 2002-04-16
CIK 1059413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

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

           440 West C Street, Suite 330, San Diego, California 92101
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (619) 222-2568

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the registrant was required to file such reports) and (2) has beensubject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will becontained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $8,666.

The aggregate market value of common stock held by non-affiliates of the registrant as of April 15, 2002 was $853,515.

The number of shares outstanding of the registrant's common stock as of April 15, 2002 was 296,434,973.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]

INDEX

Part I

         Item 1. Description of Business..................................... 1

         Item 2. Description of Property..................................... 8

         Item 3. Legal Proceedings........................................... 8

         Item 4. Submission of Matters to a Vote of Security Holders.........10

Part II

         Item 5. Market for Common Equity and Related Stockholder Matters....10

         Item 6. Management's Discussion and Analysis or Plan of Operation...12

         Item 7. Financial Statements........................................14

         Item 8. Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.........................14

Part III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons: Compliance with Section 16(a) of the Exchange
                 Act.........................................................14

         Item 10. Executive Compensation.....................................16

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management.................................................17

         Item 12. Certain Relationships and Related Transactions.............18

         Item 13. Exhibits and Reports on Form 8-K...........................18

SIGNATURES...................................................................20

Financial Statements .......................................................F-1

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

         37Point9 was originally incorporated on August 27, 1997 in the State of Nevada as Great Basin Water Company. The Company changed its name to 37Point9 on January 23, 2001 with the filing of Amended Articles of Incorporation with the State of Nevada. The Company has not been involved in any bankruptcy, receivership or similar proceeding.

         The Company was originally formed to be a holding company that would operate water and wastewater treatment service subsidiaries in various Nevada and Arizona desert communities. In this regard, the Company's business plan included the purchase and operation of water and wastewater treatment facilities in the states of Arizona and Nevada, where civic and residential construction projects were suspected to occur. During the year 2000, the residential areas proposed to be served by the Company's water utilities did not develop as was expected, and this caused the Company to temporarily abandon the attempted implementation of its business plan, and turn instead to acquiring and operating other business entities that would produce short term revenues. Management believed that by utilizing the knowledge, expertise and experience of individual Company employees and contractors, the Company could expand into other areas while the water projects were being developed.

         On October 23, 2000, the Company purchased House of Fire Press for a payment of restricted stock. House of Fire Press was a small publisher whose goal was to obtain literary works in the public domain and to publish them in quality paperback editions. The press had published one book, and had a stock of approximately two thousand copies. The press had completed pre-publishing work on a second title, and was ready to proceed to publication on that title.

         On November 10, 2000, the Company purchased all right, title and interest to certain assets of Round III Enterprises, a California corporation. The specific assets purchased by the Company included an internet service provider, Dictionary Hill.com, two of three web sites owned by Round III, and the assignment of a contract providing the right to use a third site.

         As was discussed in the Company's previous year end report on Form 10K-SB, the Company's Executive Vice President of Acquisitions, a significant shareholder in Round III Enterprises, became a significant shareholder in the Company as a result of the transaction. Round III Enterprises had contracts with several clients to maintain information about those clients on its web sites, which 37Point9 agreed to fulfill. No liabilities were acquired from Round III Enterprises other than the ongoing client contracts for which no additional capital outlay or expenses were needed beyond maintaining the equipment and office leases also acquired.

         The ultimate failure of the water and water treatment plans and proposals that formed the basis for the Company's first business plan caused the Company to abandon it completely in December, 2000. Thereafter, the Company focused its efforts primarily on its internet business and its publishing venture.

THE PUBLISHING VENTURE.

         Regarding the publishing venture, the original plan was to utilize the business strategy formulated by the previous owner, and to bring to press the second book that was completed through the pre-publishing stages. However, cost overruns and unexpected increases in printing, binding, shipment and storage caused the Company to temporarily suspend publication of the second title, pending an attempt to find more agreeable terms with other printing, binding, and warehouse vendors. Further, the Company believed that much work needed to be done to determine the best means of marketing and selling its one title and subsequent proposed books. The original owner of House of Fire had not established sales, marketing and distribution contacts, so the Company found that it would be more prudent to first establish this infrastructure before commencing publication of other titles. Subsequently, during the first quarter of 2001, the Company decided, given the large financial commitment to the publishing venture, and the overall lack of revenues, to terminate the publishing project.

INTERNET BUSINESS.
------------------

         The Company's internet business had a two fold strategy. First, it provided national and international dial up internet access service to individuals and businesses. Marketing of the service was accomplished through its primary web site located at www.dictionaryhill.com. The Company also undertook an effort to focus the marketing of its internet service to particular ethnic groups that the Company believed would be amenable to a personalized marketing approach. Particularly, the Company focused its efforts on the Iranian-American community, and published native language internet web advertising on its home web site in an attempt to attract Iranian-American customers.

         Secondly, the Company's plan was to leverage its internet presence and to generate significant internet traffic to its service and to a number of other "e-commerce" and informational sites that the Company coincidentally developed. Essentially, the Company wanted to create an internet shopping "mall" that allowed artisans, usually sole practitioners, a venue for the sale and marketing of their products. As a byproduct of contracting with these persons and business, the Company believed it would also be able to obtain greater revenues and sales, by designing and maintaining web sites and images promoting the products. Also, the Company sought to sell its inventory of the first published title from its publishing venture through the internet "mall."

         The Company obtained rights to the internet "mall" by securing the web domain www.UpWeGo.com. The Company also obtained the rights to use a secure server in order for shoppers visiting the UpWeGo web site to make purchases using credit cards. This provided a private and safe means for the conduct of business and the protection of customers. Next, efforts were undertaken to solicit and contract with individuals and businesses that had products that fit into the Company's concept for the internet "mall," but had no existing internet marketing outlet or exposure, and to obtain rights to sell their products through the UpWeGo web site.

         The Company was able to contract with a number of individuals and completed initial work on the UpWeGo web site. However, due to the lack of shopping traffic to the web site, and the resulting lack of sales, marketing the concept became costly and resulted in negative cash flows that prompted management to suspend investment in the site, while maintaining the few contracts it had entered into.

NEW BUSINESS.
-------------

         The Company throughout this past fiscal year sought to expand its business and business holdings. In April 2001, the Company undertook negotiations with NeoNet Marketing Group, Inc., a Nevada corporation, to determine whether or not some form of future business relationship might exist between it and the Company. NeoNet had an existing business strategy that included marketing and providing internet services to persons affiliated with a Gary, Indiana based church, who resided largely in the Midwestern United States. The plan focused on providing geographically specific internet content that would allow users to access information about their specific communities, allowing local businesses and means to sell their goods and services locally. NeoNet also had plans to develop regional wireless internet access services to largely rural areas. However, NeoNet did not have the means to deliver the services. The Company believed that if adequate funding could be found and in place to execute the NeoNet strategy, a merger or acquisition could be possible. NeoNet and the Company entered into a letter of intent. Negotiations led to serious discussions with various entities and persons interested in possibly funding the project. Specifically, that included a letter of commitment from Corporate Development Services to fund the venture in an amount equal to five million dollars contingent upon completion of the merger with the Company. However, when a timetable was established for NeoNet to provide due diligence information and certain other contingencies prior to the merger, NeoNet failed to produce. The Company, after having spent significant time and energy participating in the negotiations, decided to end its communications and relationship with NeoNet and to rescind the letter of intent it had signed.

         Thereafter, management was approached by Mr. Charles Kallmann, a principal of Cerno Holdings, Ltd. and Aquagiene Products Unlimited, Inc., both Nevada Corporations, who represented Cerno as having legal right and title to certain properties and products he was interested in promoting through a public company. Specifically, those products included the design and materials to produce a bidet product known by the tradenames of "Hydrogiene," and "UB-the Ultimate Bidet;" a patented formula for an antibacterial spray known as "SurfaceShield;" a line of infant hygiene products known under the tradenames "Burbles," and "Babygiene," a contract for marketing with International Marketing Consortium, Inc.; a beneficial interest in a contract with Pye Baby Care Products; and a funding agreement to finance the development, production, marketing, sales and distribution of the products with KCM, LLC, a firm located in New York, NY, for seventeen and one half million dollars in working capital.

         Negotiations were undertaken and on June 19, 2001, the Company agreed to purchase all legal right, title and interest to the Cerno Holdings, Ltd., and subsidiary products and properties, through a reverse acquisition, in exchange for an issuance of restricted securities, contingent upon Cerno's providing management with a listing of assets Cerno purported to own. Upon delivery of those documents, the acquisition closed on July 15, 2001. The acquisition closed for accounting purposes on June 30, 2001. As a result of the acquisition, Cerno representatives were granted positions on the Company's board of directors.

THE BIDET PRODUCT.
------------------

         Cerno was a development company that had plans for the manufacturing a bidet unit. It was believed that the unit, a sanitary device for use in toilets, had a large potential market in hospitals and upper scale hotels. The product was comprised of various PVC plastic pipes and fittings that were assembled by the customer. The cost of manufacturing the product was minimal, as compared to the estimated retail price. Cerno had some of the parts necessary for manufacturing, and as discussed below, had a prospect for manufacturing the device on agreeable terms.

SURFACE SHIELD.
---------------

         This product was largely under development when the Company acquired it and remains so. The product is a liquid formula that when sprayed onto various surfaces, kills various types of bacteria. The major research and development of this product focuses on how long the killing action of the formula will last when applied to various different kinds of surfaces.

BURBLES & BABYGIENE.
--------------------

         These products consisted of a non-chafing infant skin creme-Babygiene, and Burbles, a product largely in research and development that was a concept for aiding toddlers to become toilet trained.

COMPANY EFFORTS TO BRING THE PRODUCTS TO MARKET.
------------------------------------------------

         The Company's board of directors underwent changes in July, 2001, ultimately comprising , Douglas P. Brown, and Karl R. Rolls, Jr. Afterwards, the board of directors began working towards the development, manufacturing and sale of the newly acquired products. Charles Kallmann was elected to the board of directors due to his experience with the products, and his claimed ability to complete funding arrangements to bring the products to market.

         Throughout July, August, September and October, 2001, the Company attempted to finalize plans in order to manufacture the bidet product. As a result of a previous relationship with Cerno Holdings, ARC Industries in San Diego, California, a non-profit organization, was identified as a possible manufacturer for the bidet. The Company was interested in contracting with ARC due to the ability of ARC to manufacture the bidet on good terms, and ARC'S employment of able mentally challenged individuals.

         On July 31, 2001, the Company acquired parts for the bidet that were available through Tubing Specialists, Inc. The Company also contracted with individuals acquainted with the manufacturing process, and received estimates on how much funding was necessary to move the bidet project ahead.

         Also during this time frame, the Company sought to promote the research and development of other products it acquired in the acquisition of Cerno, including the anti-bacterial spray known under the tradename as "SurfaceShield." Management communicated with its research collaborator, International Testing Laboratories, in order to determine how much of a financial investment would be required to complete research and development and bring the product to market. Ultimately, it was determined that a significant amount of money would need to be invested in the final research and development efforts, and that the final phases of testing would take some undetermined amount of time, since the sprays ability to kill various types of bacteria was contingent upon what type of surface it was sprayed on. Due to the significant cost in money and time, management decided to continue to work towards future research and development of the product, and securing the patent rights for the product, by hiring patent counsel to file a preliminary patent application.

         Development of the foregoing as well as the remainder of the products was largely contingent upon the Company obtaining working capital. Management's efforts at obtaining funding were numerous but unsuccessful. On October 17, 2001, the Company announced that it had arranged for five hundred thousand dollars of funding with the Goulding Trust of Chicago. However, exact terms were not reached, and the Goulding Trust rescinded the funding agreement on October 24, 2001.

         On October 31, 2001, the Company entered into an agreement for an equity line of financing with First Fidelity Corporation of Los Angeles, California. The terms of the agreement provided that First Fidelity would grant the Company up to five million dollars of funding based, in part, upon the Company successfully completing a registration of securities with the Securities and Exchange Commission. However, the Company had only a window of ninety days in which to take action on drafting and filing the registration statement, and given then current cash flows, could not do so.

         Throughout the second half of fiscal 2001, the Company relied largely on any and all leads it could muster to potentially obtain funding on agreeable terms. From time to time, director Kallmann seemingly had arranged for numerous

"full funding" proposals for the Company, only to fail each and every time. Finally, in November, 2001, the directors reached an impasse, with Kallmann requesting that the Company be sold to an off shore syndicate he did business with, or alternately put the Company into bankruptcy. However, the balance of the board rejected Kallmann's proposal and voted instead to carry on.

         It was also at this time that the board of directors became increasingly concerned of director Kallmann's actions as a director, and potential conflicts of interest reflected in certain actions taken by Kallmann on October 15, 2001. These allegations are discussed in greater detail in that portion of this Form 10K entitled "Legal Proceedings." This led to the board of directors acting to remove Kallmann as a director and for cause on November 28, 2001.

         Since the beginning of 2002, the board of directors has sought and received the consulting services of HMC Hanover, Inc., a California corporation whose principal, Mr. Bruce Barren, is highly qualified to lead and aid troubled companies. Through the auspices of Mr. Barren's work, the Company refocused its efforts at the medical products industry, and on March 11, 2002 the Company entered into a memorandum of understanding to acquire and/or merge with H & H Glass, Inc., a California corporation that manufactures glass products used in hospitals and medical care centers. The Company is also moving forward to attempt to bring in other medical related companies, with an ultimate strategy of being a holding company for various revenuing concerns. The Company, through the efforts of Mr. Barren, has now concluded two additional memorandums of understanding with other medical companies, which, when completed and combined with the expected H & H Glass, Inc. acquisition, will provide the Company with an expected $9-10 million dollars in annual revenues. However, the Company has not entered into any definitive contracts as of this date. On January 30, 2001, the Company also added to its board of directors Dr. J. Wayne Bennett, a physician and dentist with experience in management consulting and medical device research, amongst other areas.

         Presently, the Company is still in a development stage, and so has no relationships involving or contingent upon industry segments. As such, no backorders, orders for products or reliance upon single customers or raw material sources apply to the Company at this time.

COMPETITION.
------------

         With respect to its internet business, the Company faces a large number of competitors nationwide who offer the same services. As such, the market is very competitive due to the fact that internet service providers often reduce prices in order to attract more customers. Thus, marketing the Company's internet access service becomes paramount, and until such time as a more aggressive print or other media marketing effort is put forward by the Company, the Company will not likely receive significant revenues in this area.

INTELLECTUAL PROPERTY.
----------------------

         By virtue of the Company's acquisition of all right, title and interest in Cerno Holdings, Ltd., and its subsidiaries, the Company currently owns the trademarks: UB-the Ultimate Bidet, Hydrogiene, SurfaceShield, Burbles, and Babygiene. It also owns provisional patent rights for the product known as SurfaceShield. However, the reader is referred to Item 3. Legal Proceedings, for a discussion of relevant actions being taken to protect these marks from unlawful attempts to acquire or use them.

EMPLOYEES.
----------

         The Company currently has two employees that consist of its officers, Douglas P. Brown, Chief Executive Officer and President, and Karl R. Rolls, Jr., vice-president, secretary and treasurer.

ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------

The principal office for the Company is leased at 444 West C Street, Ste. 330, San Diego, California, 92101.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

37Point9 v. Charles Kallmann, Wiebeke Kallmann, Wiebeke Kallmann Trust, & Magna
-------------------------------------------------------------------------------
IV, a Nevada Corporation.
-------------------------

         This action was filed by the Company on March 6, 2002 in the United States District Court for the Southern District of California, and bears case number 02cv431H {NLS}. This action was prompted as the result of an internal investigation undertaken by the Company, into the actions of former director Charles Kallmann, which also led, in part, to Kallmann's ouster as a director on November 28, 2001.

         The complaint has a number of causes of action. The Company has the right to amend its complaint to add further claims as it sees fit.

         The complaint alleges that Kallmann, while acting as the principal representative and negotiator for Cerno Holdings, Ltd., made numerous material false misrepresentations of fact to the Company's management who were considering whether to acquire the assets of Cerno. In this regard, Kallmann represented that Cerno owned all legal right and title to properties that the Company later determined it did not. Rather, after the consummation of the acquisition, Kallmann attempted to personally acquire rights to the very same products he claimed Cerno owned and sold to the Company.

         The Company is also alleging that Kallmann engaged in price manipulation of the Company's equity stock; sold securities based on his manipulation of the stock price; and conspired to sell excessive amounts of unregistered shares of Company stock to the public through various other entities, including accounts held in the name of his wife, Wiebeke Kallmann, his wife's trust, and a shell corporation Kallmann operates under the name of Magna IV, Ltd.

         The Company is seeking unspecified money damages against Kallmann, et al.; cancellation of any securities given to Kallmann et al., as consideration for the original acquisition of Cerno; and court orders seeking declaratory relief regarding the ownership of the intellectual property purchased by the Company.

         During the 2001 fiscal year, the Company received $229,947.00 from various related parties. Kallmann claims to be the source of the funds. To the extent that Kallmann claims to be the source of the funds, or has any right to reimbursement, the Company disputes it. Neither Kallmann nor any of his related entities has filed suit to recover it.

         On November 16, 2001, Bruce W. Barren, Christopher J. Benz, Beacon Capital, Inc. and Night Light, LLC filed an action against various defendants, including the Company, bearing case number BC262015 in the Superior Court for the State of California, County of Los Angeles. The suit was never formally served on the Company. On March 13, 2002, the suit was dismissed against the Company with prejudice, after the Company agreed to pay to the plaintiffs 31,912,467 shares of preferred common stock in the Company, which constituted 51% of the voting shares of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.
----------------------------------------------------------------

         On August 30, 2001, the majority shareholders met and authorized an increase to the number of authorized shares to 400,000,000 common and 50,000,000 preferred.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

         The Company's common stock is traded on the Nasdaq Over the Counter market. On December 31, 2001, the closing sales price for the Company's common stock was 0.006.

         The table below sets forth the quarterly high and low closing sales price for the Company's common stock for the period of January 1, 2001 through December 31, 2001.


Fiscal 2001
-----------

Quarter           High              Low
----------------------------------------
1st               0.50             0.55
2nd               0.16             0.11
3rd               0.09             0.011
4th               0.095            0.006


         As of April 10, 2001, there are 232 shareholders of record of the Company's common stock and there were 296,434,973 shares of Common Stock outstanding. There are 31,912,467 shares of preferred stock outstanding.

         The Company has not paid a dividend of any kind and does not anticipate paying a dividend in the foreseeable future. Any earnings of the Company will be retained to fund the future growth and operations of the Company's business.

         Through December 31, 2001, the Company issued a total of 246,609,973 shares of common stock as compensation of directors, officers, professional consultants and employees, and 35,000,000 shares for business acquisitions.

         The details of the common stock issues in the past fiscal year which was not registered under the Securities Act follows:

         On August 27, 2001, the Company determined, in response to an inquiry by EMCO/Hanover Group, Inc., Hanover Federal Capital Corporation, and Lee Davies Holdings, Inc., consultants of Cerno retained to help Cerno facilitate a merger, that an error had been made in calculating the number of shares payable as consideration for EMCO, et al.'s services to Cerno. By board resolution, 35,000,000 million shares were issued to the above named entities as full and final consideration payable under the original consulting agreement between Cerno and EMCO/Hanover Group, Inc., Hanover Federal Capital Corporation, and Lee Davies Holdings, Inc.

         On January 25, 2001, the Company issued 2,300,000 shares of common stock to directors, officers, employees and professional service providers as compensation for services rendered.

         On June 18, 2001, the Company issued 5,000,000 shares of common stock to directors, officers, employees and professional service providers as compensation for services rendered.

         On July 20, 2001, the Company issued 12,450,000 shares of common stock to directors, officers, employees and professional service providers as compensation for services rendered.

         On August 31, 2001, the Company issued 28,900,000 shares of common stock to directors, officers, employees and professional service providers as compensation for services rendered.

         On October 18, 2001, the Company issued 47,575,000 shares of common stock to directors, officers, employees and professional service providers as compensation for services rendered.

         On December 18, 2001, the Company issued 55,100,000 shares of common stock to directors, officers, employees and professional service providers as compensation for services rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
-------------------------------------------------------------------

         In addition to the historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

         In the next twelve months, the Company is strongly committed to moving forward with the business acquisition strategy provided by Mr. Bruce Barren, and to finalize the acquisition of three medical products companies, representing approximately $9-10 million dollars of annual revenue. The Company believes that by acquiring these revenue producing companies, it will be in a much better position to take advantage of existing lines of credit in order to expand its business.

         The Company has not abandoned any of the properties it acquired in its acquisition of Cerno Holdings, Ltd. However, given the present state of the litigation with Charles Kallmann, the Company wants to delay any further research and development until such time as the respective ownership rights of the properties are established by a court, and the liability of Kallmann, Wiebeke Kallmann, the Wiebeke Kallmann trust, and Magna IV, Ltd. is quantified.

         The Company presently needs short term financing to meets its cash requirements for ongoing office and professional costs, until the business acquisition strategy of Mr. Bruce Barren hopefully proves successful. There are no guarantees that it will, as unforeseen and unforeseeable events often lead to material changes in strategy and goals. The Company at this time deems it prudent to stay this course. The Company anticipates maintaining its current employee base of officers, pending possible changes once the three medical products companies are acquired per the Barren strategy outlined above. The Company will provide for additional professional services on an "as needed" contract basis.

         In the event that the Company completes its acquisition of the three medical product companies, the Company believes that there will exist a significant basis for continued growth in the next twelve months, possibly with new acquisition targets. However, there is no assurance that the acquisition of the three medical companies will be consummated as contemplated by the Company, or that even if the acquisitions occur, that the Company will enjoy growth and new acquisitions.

RESULTS OF OPERATIONS.
----------------------

         Fiscal year 2001 ended with continued losses during the development stage. The Company lost $4,819,621 for the year ended December 31, 2001. For fiscal 2001, the comprehensive losses are $4,828,621. The losses are attributable to continued expenditures related to the development of possible new business acquisitions, costs related to the maintenance and operation of the Company's internet service provider, and lack of revenues based upon the Company's present business.

         The Company is actively seeking to reverse its losses by implementing the business acquisition strategy outlined above, and being executed under the auspices of the consulting work of Mr. Bruce Barren. Although the Company can make no guarantees regarding the ultimate outcome of the acquisition efforts based upon Mr. Barren's strategy, the Company believes strongly that if successful, the Company will secure active revenues that will eventually help the Company reverse its present and historical losses.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

         The Company's operating activities used cash in the third quarter of 3,367,294. From June 2, 2000 through December 31, 2001, the Company had net cash used in operating activities for the year ended of $98,796, and since inception for the period of June, 2, 2000 to December 31, 2001 of $174, 105. In lieu of cash, the Company issued common stock for services rendered and for future services to be performed. For the fiscal year ending December 31, 2001, the Company's operating activities used cash of $98,796.

         The Company's current operations are cash flow negative and as of December 31, 2001, the Company had a negative working capital $388,619. The Company believes that unless and until it is able to generate adequate amounts of short term cash to sustain its operation, that its future as a going concern is in significant doubt. The Company believes that should its acquisition strategy be successful, both short term and long term liquidity will improve. However, there is no guarantee that the acquisition strategy outlined above will be successful. In the event that the strategy fails, the Company's short term and long term liquidity are in grave doubt, since present cash sources from both operations and outside sources are inadequate to sustain the Company's future business.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

         The financial statements required by this item are filed as part of this Form 10-KSB. See Index to Consolidated Financial Statements on page F-1 of this Form 10-KSB. The report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         There were no changes in or disagreements with accountants of the Company on accounting matters or financial disclosures.


PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT.
---------------------------------------

         The following table sets forth certain information regarding the Company's executive officers and directors:

                                                       Officer or Director
     Name                 Age   Office                       Since
     ----                 ---   ------                       -----

     Douglas P. Brown     53    Acting Chairman of            2001
                                the Board and President

     Karl R. Rolls, Jr.   54    Director, Vice President,     2001
                                and Secretary / Treasurer

     J. Wayne Bennett,MD  34    Director                      2002

All directors serve until the next Annual Meeting of the shareholders.

     The following is a summary of the business experience of each executive officer and director of the Company:

         Douglas P. Brown, Acting Chairman of the Board and President has extensive public & private sector management experience. Prior to joining 37Point9, he was VP of a San Diego investor relations firm. Additionally, he managed several stock brokerage offices and held management positions with criminal justice agencies in the Las Vegas and Denver areas. Mr. Brown was appointed to the Board of Directors and as President on July 15, 2001

         Karl R. Rolls, Jr. is Executive VP & Secretary / Treasurer and Director. He is a licensed attorney in California and has been an advisor to several public companies in the California area. Mr. Rolls was appointed as Director and Secretary Treasurer on June 11, 2001

         J. Wayne Bennett, MD, DDS, is a Director of the Company. Dr. Bennett is currently President and Founder of the Atman Group, a strategic management consultancy firm that assists small companies in articulating core vision through various marketing and business stratagem. From a medical standpoint, Dr. Bennett attended prestigious academic medical institutions such as University of California San Francisco and Stanford University and earned degrees in both medicine and dentistry. Although his medical experience is surgical in nature, he has an extensive research background encompassing pharmacological and medical device research in addition to therapeutic fields such as pain management, central nervous system and integrative medicine. Dr. Bennett was appointed to the Board of Directors on January 30, 2002.

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

         Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the fiscal year 2001 all Section 16(a) filing requirements applicable to our executive officers, directors and ten percent beneficial owners were complied with except as hereinafter discussed.

         Mr. Douglas P. Brown and Mr. Karl R. Rolls, Jr. did not timely file their Form 4 filings during the fiscal year preceding December of 2001. Mr. Charles Kallmann, former Chairman of the Board, failed to file his Form 4 during his tenure or thereafter.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

         The following table sets forth certain information concerning compensation earned by the Company's current and former Chief Executive Officers and certain executive officers of the Company as of December 31, 2000 for services rendered in all capacities to the Company during the last fiscal year.

----------------------------------------------------------------------------
                                        Annual Compensation
----------------------------------------------------------------------------
Name and Principal            Fiscal   Salary      Bonus       Other Annual
Position                       Year            Compensation    (Shares of
                                                               Common Stock)
----------------------------------------------------------------------------

Charles W. Kallmann, former    2001      $0         $0          $975,063
Chairman of the Board
and CEO

Douglas P. Brown, Acting       2001      $0         $0          $ 81,625
Chairman of the Board and
President

Karl R. Rolls, Director        2001      $0         $0          $ 83,000
Vice President, Secretary


         The shares of stock received by Mr. Kallmann were expensed as follows:
6,000,000 shares at $.07, 14,400,000 shares at $.0275 and 25,450,000 shares at
$.00625. The shares of stock received by Mr. Brown were expensed as follows:
400,000 shares at $.07 and 1,950,000 shares at $.0275. The shares of stock received by Mr. Rolls were expensed as follows: 400,000 shares at $.07 and 2,000,000 shares at $.0275

         In order to conserve cash for working capital the Company has paid its officers or directors in Common Stock to limit cash outlays. The Company has employment contracts with Douglas P. Brown and Karl R. Rolls. The Company did not have a compensation contract with Charles W. Kallmann. The Company has no other officers. Mr. Brown's contract calls for an annual compensation $144,000 plus standard benefits. Mr. Roll's contract calls for an annual compensation of $120,000 plus standard benefits. Both contracts are dated August 1, 2001 and have a term of one year. No other compensation is provided for in either contract

         The Company has no long-term incentive or compensation plan and has not issued any options or stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The following table sets forth certain information as of April 10, 2002 with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

--------------------------------------------------------------------------
Name of beneficial owner           Common Stock        Percentage of class
                                                       beneficially owned
--------------------------------------------------------------------------

Charles W. Kallmann (1)(2)(3)(4)      35,000,000              11.8%
11944 Caminito Corriente
San Diego, CA  92128

Karl R. Rolls, Jr. (5)                 3,430,000              1.16%
2191 Pleasantwood Lane
Escondido, CA 92026

Douglas P. Brown (6)                   3,500,000              1.18%
c/o 444 West C Street, #330
San Diego, CA 92101

J. Wayne Bennett, M.D.                 5,000,000              1.69%
4680 Marnell Drive
Las Vegas, NV 89121

--------------------------------------------------------------------------

(1) Former Officer of the Company.
(2) Beneficial owner of 5% or more of the Company's Common Stock.
(3) Former Director
(4) Controlling person along with wife Wiebke Kallmann, Wiebeke Kallmann Trust, Travis Charles Kallmann, Kristen W. Vuissa.
(5) Director, Secretary, Executive Vice President, Treasurer.
(6) Director, Chief Executive Officer, President.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The Company has no warrants or options outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         On November 16, 2001, Bruce W. Barren, Christopher J. Benz, Beacon Capital, Inc. and Night Light, LLC filed an action against various defendants, including the Company, bearing case number BC262015 in the Superior Court for the State of California, County of Los Angeles. The suit was never formally served on the Company. On March 13, 2002, the suit was dismissed against the Company with prejudice, after the Company agreed to pay to the plaintiffs 31,912,467 shares of preferred common stock in the Company, which constituted 51% of the voting shares of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company filed the following reports on Form 8-K during the fiscal year 2001:

On January 30, 2001, the Company filed Form 8-K noticing the change of its accountant from Russell Nay to Weinberg & Co., P.A. Also filed was a letter from Nay indicating that there were no disagreements with the action taken by the Company. Also, the Company changed its name from Great Basin Water Company to 37Point9. Also, by action taken by the shareholders, the authorized number of shares were increased to 100 million shares: 99 million common and 1 million preferred.

On April 12, 2001, the Company filed Form 8-K noticing that it had entered into an intent to merge with NeoNet Marketing Group and also filed a funding commitment letter from Corporate Development Strategies, Inc. indicating that upon completion of the merger, funding would be available to pursue the business plan.

On July 30, 2001, the Company noticed that on July 29, 2001 it rescinded its letter of intent with NeoNet Marketing Group. The Company also noticed that it had opened negotiations to acquire and took action to acquire the assets and subsidiaries of Cerno Holdings, Ltd. a Nevada Corporation. Coincident with that action, director Andrew Austin resigned, the Company changed its address to 27349 Jefferson Avenue, Temecula, CA 92590, and Charles Kallmann was appointed to the board of the Company.

On August 8, 2001, the Company noticed the resignation from the board of directors of Charles Kallmann, and the election of Michael Brette as a director. Ron Carnago was retained as the Company's Chief Executive Officer.

On November 1, 2001, the Company noticed a change of address of its principal offices to 11665 Avena Place, Ste. 209, San Diego, California 92128, and shareholder action increasing the authorized to 400 million shares of common stock and up to 5 million shares of preferred stock. Michael Brette also tendered his resignation and Charles Kallmann replaced him on the board of directors.

On December 17, 2001, the Company announced its notice and settlement of a lawsuit filed against it in the Superior Court for the State of California, County of Los Angeles (Case No. BC262015, see above discussion in legal proceedings, section 3). The Company also announced the termination of Charles Kallmann as director, chief executive officer and president of the Company, as chairman of the board and director of subsidiary Cerno Holdings, Ltd., and as president and chief executive officer of subsidiary Aquagiene Products Unlimited, Inc. It also announced the resignation of Robert Parker as president and director of subsidiary Aquagiene Products Unlimited, Inc. The Company also changed its address to 444 West C Street, Ste. 330, San Diego, CA 92101.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   37Point9
                                   (Registrant)


                      By:  /s/ Douglas P. Brown
                      ------------------------------------
                      Douglas P. Brown, Acting Chairman of the Board

                      Date:  April 16, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      By:  /s/ Karl R. Rolls, Jr.
                      ------------------------------------
                      Karl R. Rolls, Jr., Director, Vice President and
                           Secretary/Treasurer

                      Date:  April 16, 2002


                      By:  /s/ J. Wayne Bennett
                      ------------------------------------
                      J. Wayne Bennett, Director

                      Date:  April 16, 2002

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------


PAGE        1    INDEPENDENT ACCOUNTANTS' REPORT

PAGE        2    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE        3    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD FROM
                 JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001

PAGE        4    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                 FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001

PAGE        5    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
                 DECEMBER 31, 2001 AND FOR THE PERIOD FROM JUNE 2, 2000
                 (INCEPTION) TO DECEMBER 31, 2001

PAGES    6 - 12  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD FROM
                 JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
  37 Point 9
  (A development stage company)


We have audited the accompanying consolidated balance sheet of 37 Point 9 and Subsidiaries (A development stage company) as of December 31, 2001 and the consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from June 2, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of 37Point9 and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from June 2, 2000 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has accumulated losses of $4,955,876 since inception, working capital deficiency of $388,619, stockholders' deficiency of $388,619 and accumulated net cash flows used in operations of $174,105. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Los Angeles, California
April 13, 2002

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                             $       918
   Employee advances                                                      4,500
   Marketable securities                                                  2,250
                                                                    ------------
     Total Current Assets                                           $     7,668
                                                                    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                                   $       340
   Deferred revenues                                                      2,812
   Accounts payable                                                     163,188
   Other payables                                                       229,947
                                                                    ------------
     Total Current Liabilities                                          396,287
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value,
     50,000,000 shares authorized, none issued                               --
   Common stock, $.001 par value,
     400,000,000 shares authorized,
     245,609,973 shares issued and outstanding                          245,610
   Additional paid-in capital                                         4,915,813
   Accumulated other comprehensive loss                                  (9,000)
   Accumulated deficit                                               (4,955,876)
                                                                    ------------
                                                                        196,547
  Less: Deferred compensation                                          (585,166)
                                                                    ------------
     Total Stockholders' Deficiency                                    (388,619)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     7,668
----------------------------------------------                      ============

          See accompanying notes to consolidated financial statements.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                             AND COMPREHENSIVE LOSS
                             ----------------------

                                                                     For the
                                                                   Period From
                                                  For the Year     June 2, 2000
                                                     Ended        (Inception) To
                                                  December 31,     December 31,
                                                      2001             2001
                                                 --------------   --------------

REVENUES                                         $       8,666    $       8,666
                                                 --------------   --------------

OPERATING EXPENSES
 Professional fees                                     309,497          309,497
 Compensation                                          359,916          359,916
 Consulting fees                                     4,038,471        4,038,471
 Other general and administrative                       22,502           22,502
 Impairment of property and equipment                   97,901           97,901
                                                 --------------   --------------
     Total Operating Expenses                        4,828,287        4,828,287
                                                 --------------   --------------

NET LOSS                                            (4,819,621)      (4,819,621)
--------

OTHER COMPREHENSIVE LOSS
 Unrealized loss on market securities                   (9,000)          (9,000)
                                                 --------------   --------------

COMPREHENSIVE LOSS                               $  (4,828,621)   $  (4,828,621)
------------------                               ==============   ==============

Net (loss) income per common share -
  basic and diluted                              $        (.05)   $        (.05)
                                                 ==============   ==============

Weighted average number of common shares
  outstanding - basic and diluted                  104,786,548      104,786,548
                                                 ==============   ==============

          See accompanying notes to consolidated financial statements.

                                     37 POINT 9 AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
                  -----------------------------------------------------------------


                                                                                  Additional
                                  Preferred Stock            Common Stock          Paid-In
                                 Shares     Amount      Shares         Amount      Capital
                                --------  ---------  ------------  ------------  ------------

Balance, June 30, 2001               --   $     --    64,759,973   $    64,760   $    67,687

Unrealized loss on available
 for sale securities                 --         --            --            --            --

Common stock issued for
 services                            --         --   180,850,000       180,850     4,848,126

Net loss for the year ended
 December 31, 2001                   --         --            --            --            --
                                --------  ---------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 2001           --   $     --   245,609,973   $   245,610   $ 4,915,813
--------------------------      ========  =========  ============  ============  ============

                                                                                  (CONTINUED)

                                Accumulated
                                   Other
                               Comprehensive   Accumulated     Deferred
                                   Loss          Deficit     Compensation      Total
                               ------------   ------------   ------------   ------------

Balance, June 30, 2001         $        --    $  (136,255)   $  (114,359)   $  (118,167)

Unrealized loss on available
 for sale securities                (9,000)            --             --         (9,000)

Common stock issued for
 services                               --             --       (470,807)     4,558,169

Net loss for the year ended
 December 31, 2001                      --     (4,819,621)            --     (4,819,621)
                               ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001     $    (9,000)   $(4,955,876)   $  (585,166)   $  (388,619)
--------------------------     ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                     For the
                                                                   Period From
                                                    For the Year   June 2, 2000
                                                       Ended      (Inception) to
                                                    December 31,   December 31,
                                                        2001           2001
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                           $(4,819,621)   $(4,955,876)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Common stock issued for services                    4,558,169      4,558,264
  Loss on impairment of property and equipment           97,901         97,901
 Changes in operating assets and liabilities:
  Increase (decrease) in:
     Accounts receivable                                  5,726          5,726
     Employee advance                                    (4,500)        (4,500)
     Cash overdraft                                         340            340
     Accounts payable                                    66,002        126,853
     Deferred revenues                                   (2,813)        (2,813)
                                                    ------------   ------------
         Net Cash Used In Operating Activities          (98,796)      (174,105)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of equipment                               (16,633)       (31,923)
 Other assets                                               500            500
                                                    ------------   ------------
         Net Cash Used In Investing Activities          (16,133)       (31,423)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from other payable                            112,090        206,446
                                                    ------------   ------------
         Net Cash Provided by Financing Activities      112,090        206,446
                                                    ------------   ------------

NET INCREASE IN CASH                                     (2,839)           918

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           3,757             --
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $       918    $       918
-----------------------------------------           ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

During the year 2001, the Company issued 35,000,000 shares of common stock to acquire the assets of Cerno Holdings, Inc.


          See accompanying notes to consolidated financial statements.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (A) ORGANIZATION AND BUSINESS OPERATIONS
         ----------------------------------------

         37 Point 9 (formerly Great Basin Water Company) (the "Company") was incorporated on August 27, 1997. The Company was originally formed to become a water and wastewater utility holding company. To this end, the Company acquired Shadow Ridge Water Company in 1998.

         During 2000 the Company reevaluated its strategies and decided to enter the Internet business by providing internet sites which help viewers with research for various types of investments. To this end, the Company acquired the internet assets of Round lll Enterprises in a stock transaction.

         The Company does not plan to pursue the utility business and will be winding down the operations of its wholly owned subsidiary, Shadow Ridge Water Company.

         On June 30, 2001, Cerno Holdings, Ltd., an inactive Nevada publicly held shell corporation formed on June 6, 2000, and its wholly-owned Subsidiary (Acquagiene Products Unlimited), an inactive Nevada Corporation, acquired 35,000,000 shares of 37 Point 9's common stock representing approximately 54% of the Company's outstanding common stock after the transaction. In exchange for issuing these shares, the Company acquired 100% of the assets of Cerno, and Cerno acquired the Company's net liabilities. As a result, the Company treated the merger as a reorganization and recapitalization for accounting purposes and as an acquisition by Cerno. Accordingly, the financial statements include the following:

         (1) The balance sheet consists of the assets of the Company and Cerno at historical cost.

         (2) The statement of operations includes the operations of Cerno for the periods presented.

         (B) PRINCIPLES OF CONSOLIDATIONS
         --------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------


         (D) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or equivalents.

         (E) LONG-LIVED ASSETS
         ---------------------

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

         (F) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating loss. The deferred tax asset of approximately $1,647,000 arising from the Company's net operating loss carryforward of $4,845,000 at December 31, 2001 has been fully offset by a valuation allowance.

         (G) EARNINGS PER SHARE
         ----------------------

         Net loss per common share for the years ended December 31, 2001 and 2000 is computed based upon the weighted average common shares outstanding as defined by Financial accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2001.

NOTE 2   IMPAIRMENT
------   ----------

         Property and equipment purchased during 2000 and 2001 were not being utilized. The Company does not believe that they have value and has written them down to zero. Accordingly, a loss of $97,901, is included as part of other expenses in the accompanying financial statements.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------


NOTE 3   MARKETABLE SECURITIES
------   ---------------------

         The Company's marketable securities, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at December 31, 2001, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any -realized gains or losses are included in net earnings at the time of sale.

NOTE 4   EMPLOYEE ADVANCES
------   -----------------

         During the year ended December 31, 2001, the company advanced $4,500 to the president of Acquagiene Products Unlimited. The advance is non-interest bearing, unsecured and payable on demand.

NOTE 5   OTHER PAYABLES
------   --------------

         Through December 31, 2001, the Company received $229,947 from related parties. The amounts are currently in dispute as to the source and proper application of the funds, and they are classified in the accompanying financial statements as other payables.

NOTE 6   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         (A) COMMON AND PREFERRED STOCK
         ------------------------------

         The Company is authorized to issue 400,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2001, there were 245,609,973 shares issued and outstanding.

         The Company is authorized to issue up to 50,000,000 shares of preferred stock with a $.001 par value. The Board of Directors are empowered to determine the voting preference and other rights attributable to the preferred stock (See Note 9).

         (B) STOCK ISSUANCES
         -------------------

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

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------

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

         On August 1, 2001, the Company issued 6,900,000 shares of common stock to a director for consulting services, having a value of $379,500 based on the closing price of the Company's common stock at the date of grant.

         On August 11, 2001, the Company issued 10,250,000 shares of common stock to a consultant having a fair value of $615,000 based on the closing price of the Company's common stock at the date of grant.

         On August 24, 2001, the Company issued 50,000 shares of common stock for legal services rendered. The fair value of the stock was $1,300, which is based on the closing price of the Company's common stock at the date of grant.

         On August 24, 2001, the Company issued 250,000 shares of common stock for legal services rendered. The fair value of the stock was $6,500, which is based on the closing price of the Company's common stock at the date of grant.

         On August 27, 2001, the Company issued 5,000,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over a period of six months terminating on February 27, 2002. The fair market value of the stock issued was $140,000 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $140,000.

         On August 31, 2001, the Company issued 35,000,000 shares of common stock to a consultant having a fair value of $1,050,000.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------


         On October 12, 2001 the Company issued 3,625,000 shares having a fair value of $89,250 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company expensed $85,750 and has deferred consulting fees of $3,500.

         On October 12, 2001 the Company issued 4,000,000 shares of common stock to two corporate officers as compensation for employment. Under the terms of the agreement, the services are to be performed over a period of twelve months commencing on August 1, 2001 and terminating on August 1, 2002. Additionally, 2,500,000 shares were issued to a director. The fair market value of the stock issued was $277,500 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $149,167 and has deferred compensation of $128,333.

         On October 12, 2001 the Company issued 1,000,000 shares of common stock for bookkeeping services having a fair value of $23,000 based on the closing price of the Company's common stock at the date of grant.

         On October 12, 2001 the Company issued 1,050,000 shares of common stock for legal services having a fair value of $24,150 based on the closing price of the Company's common stock at the date of grant.

         On October 12, 2001 the Company issued 12,400,000 shares of common stock as a one-time bonus to a director for consulting services having a fair value of $285,200.

         On October 12, 2001 the Company issued 11,000,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of thirty-six months commencing on October 12, 2001 and terminating on October 12, 2004. The fair market value of the stock issued was $253,000 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $63,250 and has deferred compensation of $189,750.

         On October 12, 2001 the Company issued 10,000,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of twelve months commencing on October 12, 2001 and terminating on October 12, 2002. The fair market value of the stock issued was $230,000 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $57,500 and has deferred compensation of $172,500.

         On October 12, 2001 the Company issued 2,000,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of three months commencing on October 12, 2001 and terminating on January 12, 2002. The fair market value of the stock issued was $46,000 based on the closing price of the Company's common stock at the date of grant.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------


         On November 12, 2001, the Company issued 2,000,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over six months terminating on May 12, 2002. The fair market value of $32,000, which is based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company had expensed $8,000 and has deferred consulting fees of $24,000.

         On December 11, 2001, the Company issued 20,000,000 shares of common stock to a consultant for services rendered. The fair value of the stock was $160,000, which is based on the closing price of the Company's common stock at the date of grant.

         On December 17, 2001, the Company issued 10,000,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over twelve months terminating on December 17, 2002. The fair market value of $70,000, which is based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company had expensed $2,917 and has deferred consulting fees of $67,083.

         On December 19, 2001, the Company issued 2,100,000 shares of common stock for accounting services rendered. The fair value of the stock was $14,700, which is based on the closing price of the Company's common stock at the date of grant.

         On December 19, 2001, the Company issued 1,000,000 shares of common stock for legal services rendered. The fair value of the stock was $7,000, which is based on the closing price of the Company's common stock at the date of grant.

         On December 21, 2001, the Company issued 20,000,000 shares of common stock to a consultant for services rendered. The fair value of the stock was $160,000, which is based on the closing price of the Company's common stock at the date of grant.

NOTE 7   INCOME TAXES
------   ------------

         Income tax expense (benefit) for the period from June 2, 2000 (inception) to December 31, 2001 is summarized as follows:

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

         U.S. federal income tax provision (benefit)               $ (1,647,000)
         Effect of net operating loss carryforward                    1,647,000
                                                                   -------------
                                                                   $         --
                                                                   =============

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001
        -----------------------------------------------------------------


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:


         Deferred tax assets:
         Net operating loss carryforward                           $  1,647,000
                                                                   -------------
         Total gross deferred tax assets                              1,647,000
         Less valuation allowance                                    (1,647,000)
                                                                   -------------
                                                                   $         --
                                                                   =============

         As of December 31, 2001, the Company had net operating loss carryforwards of approximately $4,845,000 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2002 through 2021. On June 30, 2001, the Company entered into a merger agreement and plan of reorganization (See Note 1). As a result of the change of control in the Company, certain net operating loss carryforwards may be limited.

         The valuation allowance as of January 1, 2001 was $0. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $1,647,000.

NOTE 8   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company has a working capital deficiency of $388,619, stockholders' deficiency of $388,619, accumulated losses from operations of $4,955,876 and accumulated net cash used in operations of $174,105. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS
------   -----------------

         In March 2002, the Company signed three Memoranda of Understanding relating to acquisitions. The Memoranda indicated that after execution a full agreement between the parties would be executed expressing all of the essential agreements terms and conditions of the parties. As of the date of this report, no agreements have been prepared.

         In February 2002, the Company issued 50,825,000 shares of common stock with a value of $.005 per share totaling $254,125. The shares were issued for consulting, legal and compensation services.

         On March 1, 2002, the Company issued 31,912,467 shares of preferred stock to settle litigation. The stock has voting rights equal to the common stock and represents 51% of the voting power of the corporation (See Note 6(A)).