Form 10QSB
period 2002-03-31
37POINT9
filed 2002-05-15
CIK 1059413

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

                           440 West C Street Suite 330
                               San Diego, CA 92101
                    (Address of principal executive offices)

                                 (619) 222-2568
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, 296,434,973 shares of Common Stock and 31,912,467 shares of Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                    37Point9

                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
Part I    Financial Information

          Item 1     Financial Statements                                   F-1

                     Independent Accountants' Report                        F-2

                     Consolidated Balance Sheet as of
                     September 30, 2001 (Unaudited)                         F-3

                     Consolidated Statements of Operations for
                     the three months and nine months ended
                     September 30, 2001 and 2000 (Unaudited)                F-4

                     Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
                     2001 and 2000 (Unaudited)                              F-5

                     Notes to Consolidated Financial
                     Statements                                             F-6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                                   3

Part II   Other Information                                                 4

          Item 1     Legal Proceedings                                      4
          Item 2     Changes in Securities and Use of
                     Proceeds                                               5
          Item 3     Defaults upon Senior Securities                        5
          Item 4     Submission of Matters to a Vote of
                     Security Holders                                       5
          Item 5     Other Information                                      5
          Item 6     Exhibits and Reports on Form 8-K                       5

Signatures                                                                  6

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE      F-2      INDEPENDENT ACCOUNTANTS' REPORT

PAGE      F-3      CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED)

PAGE      F-4      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                   ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGE      F-5      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                   ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGES   F6 - F7    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31,
                   2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of:
  37 Point 9
  (A Development Stage Company)


We have reviewed the accompanying consolidated balance sheet of 37 Point 9 and Subsidiaries (a development stage company) as of March 31, 2002 and the consolidated statements of operations and cash flows for the three -months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's working capital deficiency of $445,556, stockholders' deficiency of $443,306, net loss from operations of $557,944 and cash used in operations of $14,943 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Los Angeles, CA
May 15, 2002

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                             $     1,635
   Employee Advances                                                      4,500
                                                                    ------------
     Total Current Assets                                                 6,135
                                                                    ------------

OTHER ASSETS
  Investments                                                             2,250
                                                                    ------------
     Total Other Assets                                                   2,250
                                                                    ------------

TOTAL ASSETS                                                        $     8,385
------------                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Deferred revenues                                                $     2,812
   Accounts payable and accrued expenses                                202,832
   Noted payable                                                         16,000
   Loans payable - officer                                              230,047
                                                                    ------------
     Total Current Liabilities                                          451,691
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.10 par value, 50,000,000 shares
    authorized, none issued and outstanding                                  --
   Common stock, $.001 par value, 400,000,000 shares
    authorized, 296,434,973 shares issued and
    outstanding                                                         296,435
   Additional paid-in capital                                         4,952,188
   Accumulated Other Comprehensive Loss                                  (9,000)
   Accumulated deficit                                               (5,513,820)
                                                                    ------------
                                                                       (274,197)
   Less: Stock issued for future services                              (169,109)
                                                                    ------------
     Total Stockholders' Deficiency                                    (443,306)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     8,385
----------------------------------------------                      ============

          See accompanying notes to consolidated financial statements.


                                37 POINT 9 AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (UNAUDITED)

                                                                      For the Period
                                                                           from
                                    For the Three    For the Three     June 2, 2000
                                     Months Ended     Months Ended    (Inception) to
                                    March 31, 2002   March 31, 2001   March 31, 2002
                                    --------------   --------------   --------------

REVENUES                            $                $          --    $       8,666

OPERATING EXPENSES
 Professional fees                        438,152           37,506        1,107,565
 Other general and administrative         119,792           22,193        4,278,666
                                    --------------   --------------   --------------
     Total Operating Expenses             557,944           59,699        5,386,231
                                    --------------   --------------   --------------

NET LOSS                            $    (557,944)   $     (59,699)   $  (5,377,565)
--------                            ==============   ==============   ==============

OTHER COMPREHENSIVE LOSS                       --               --           (9,000)
                                    --------------   --------------   --------------

COMPREHENSIVE LOSS                       (557,944)         (59,699)      (5,386,565)
                                    ==============   ==============   ==============

Net (loss) income per common
 share - basic and diluted          $       (.002)   $       (.002)   $        (.04)
                                    ==============   ==============   ==============

Weighted average number of common
 shares outstanding - basic and
 diluted                              264,245,251       35,950,000      136,327,565
                                    ==============   ==============   ==============

               See accompanying notes to consolidated financial statements.

                                            F-4

                                     37 POINT 9 AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                             (UNAUDITED)

                                                                                            For the Period
                                                                                                 from
                                                          For the Three    For the Three     June 2, 2000
                                                           Months Ended     Months Ended    (Inception) to
                                                          March 31, 2002   March 31, 2001   March 31, 2002
                                                          --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                 $    (557,944)   $     (59,699)   $  (5,513,820)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Stock issued for services                                      59,900               95        4,618,164
  Amortization of deferred expenses                             443,357               --          443,357
  Loss on impairment                                                 --               --           97,901
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and employee advances              --               --            1,226
    Increase in:
     Accounts payable and accrued expenses                       39,644            5,948          166,497
     Other                                                          100               --           (2,713)
                                                          --------------   --------------   --------------
         Net Cash Used In Operating Activities                  (14,943)         (53,656)        (189,388)
                                                          --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  --               --          (31,423)
                                                          --------------   --------------   --------------
         Net Cash Used In Investing Activities                       --                           (31,423)
                                                          --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer loan                                          --           53,756
 Proceeds from issuance of notes payable                         16,000               --          222,446
                                                          --------------   --------------   --------------
         Net Cash Provided by Financing Activities               16,000           53,756          222,446
                                                          --------------   --------------   --------------

NET INCREASE IN CASH                                              1,057              100            1,653

CASH - BEGINNING OF PERIOD                                          578               --               --
                                                          --------------   --------------   --------------

CASH - END OF PERIOD                                      $       1,635    $         100    $       1,635
--------------------                                      ==============   ==============   ==============

                    See accompanying notes to consolidated financial statements.

                                                 F-5

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
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

         (2) The statement of operations includes the operations of Cerno for the periods presented

         For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10KSB for the year ended December 31, 2001.

NOTE 2   MARKETABLE SECURITIES
------   ---------------------

         The Company's marketable securities, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at March 31, 2002, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

NOTE 3   EMPLOYEE ADVANCES
------   -----------------

         At March 31, 2002, the Company had advanced $4,500 to the president of Acquagiene Products Unlimited. The advance is non-interest bearing and payable on demand.

NOTE 4   LOAN PAYABLE - OFFICER
------   ----------------------

         At March 31, 2002, the Company was indebted to officers for $230,047. The loans are non-interest bearing, unsecured and payable on demand.

NOTE 5   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         During the month of February 2002, the Company demanded and received 10,000,000 shares of common stock previously issued to a consultant for non-performance of the consulting agreement. The Company subsequently cancelled such shares.

         During February a stockholder of the Company contributed 175,000 shares of common stock back to the Company. The Company subsequently cancelled such shares.

         In February the Company issued 61,000,000 shares of common stock for payment of services to consultants and employees.

NOTE 6   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company has a working capital deficiency of $445,556 stockholders' deficiency of $443,306 accumulated losses from operation of $557,944 and net cash used in operations of $14,943. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT EVENTS

         On January 9,2002 the Company announced that it was seeking companies for acquisition. The sought after companies would be in the medical products or services area and would enhance the current operations of 37Point9.

         On March 7 the Company filed Form 8-K relating to the March 6, 2002 filing of a lawsuit against former Chairman of the Board and C.E.O. Charles Kallmann and others. See Part II Item 1 Legal Proceedings for further information.

         On March 11,2002 the Company announced that it had entered into Memorandums of Understanding with three companies to be acquired by the Company. All businesses are in the medical products field.

         On March 13, 2002, the Company announced that it had initiated discussions with two additional companies as potential acquisition candidates. Both companies specialize in the specialty surgery market.


RESULTS OF OPERATIONS

         The Company lost $557,994 in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $14,943 for the three months ended March 31, 2002. The Company's current operations are cash flow negative and as of March 31, 2002, the Company had a negative working capital $443,306.

Part II  Other Information



Item 1.  Legal Proceedings

37Point9 v. Charles Kallmann, Wiebeke Kallmann, Wiebeke Kallmann Trust, & Magna IV, a Nevada Corporation

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

Item 2.  Changes in Securities

         In February 2002, the Company issued 50,825,000 shares of common stock with a value of $.005 per share totaling $254,125. The shares were issued for consulting, legal and compensation services.

         On March 1, 2002, the company filed a document with the Nevada Secretary of State amending the Articles of Incorporation, Article 3, to certify and designate its preferred series of stock so that the voting preferences of the preferred series shall be equivalent to ten votes for every single share of preferred stock.

         On March 1, 2002, the Company issued 31,912,467 shares of preferred stock to settle litigation. The stock has voting rights equal to the common stock and represents 51% of the voting power of the corporation.



Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         On March 8, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5: Other Events and Regulation FD Disclosure, that on March 6, 2002, the Company filed with United States District Court for the Southern District of California a civil action Complaint For Money Damages, Case No. 02 CV 431 H naming Charles Kallmann, Wiebeke Kallmann, Wiebeke Kallmann Trust and Magna IV, Ltd. as Defendants.

The complaint alleges that Charles Kallmann, et al perpetrated the following acts against the company:

              1. Fraud in the Inducement of the Purchase and Sale Agreement between Cerno Holdings Limited and the Company;
              2. Fraud in the Inducement of Consulting Agreements between Kallmann and the Company;
              3. Perpetuated a civil conspiracy to perform an illegal public distribution of stock, to manipulate the price of the company's stock by issuing a false and misleading press release and to receive "kickbacks" from the sale of stock held in the name of others.

Damages are requested in the actual amount for the stock issued to Kallmann as well as punitive and compensatory damages in an amount according to proof.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002

37Point9


/s/ Douglas P. Brown
----------------------------------------
Douglas P. Brown
President