Form 10KSB/A
period 2001-12-31
37POINT9
filed 2002-06-19
CIK 1059413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

INDEX

Part I
        Item 1. Description of Business
        Item 2. Description of Property
        Item 3. Legal Proceedings
        Item 4. Submission of Matters to a Vote of Security Holders.

Part II
        Item 5. Market for Common Equity and Related Stockholder Matters.
        Item 6. Management's Discussion and Analysis or Plan of Operation.
        Item 7. Financial Statements.
        Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Part III
        Item 9. Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act.
        Item 10. Executive Compensation.
        Item 11. Security Ownership of Certain Beneficial Owners and Management.
        Item 12. Certain Relationships and Related Transactions.
        Item 13. Exhibits and Reports on Form 8-K.

SIGNATURES
Financial Statements                                         F-1

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


ITEM 2. DESCRIPTION OF PROPERTY.

         The principal office for the Company is leased at 444 West C Street, Ste. 330, San Diego, California, 92101.



ITEM 3. LEGAL PROCEEDINGS.

37POINT9 V. CHARLES KALLMANN, WIEBEKE KALLMANN, WIEBEKE KALLMANN TRUST, & MAGNA IV, A NEVADA CORPORATION.

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

Quarter           High             Low
-----------------------------------------
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

         The Company was incorporated on August 27, 1997, and through December 31, 2001, the Company issued a total of 211,325,000 shares of common stock as compensation of directors, officers, professional consultants and employees, and 35,000,000 shares for business acquisitions.

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

RESULTS OF OPERATIONS.

         Fiscal year 2001 ended with continued losses during the development stage. The Company lost $4,955,876 for the year ended December 31, 2001. For fiscal year 2001, the comprehensive losses are $4,964,876. The losses are attributable to continued expenditures related to the development of possible new business acquisitions, costs related to the maintenance and operation of the Company's internet service provider, and lack of revenues based upon the Company's present business.

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


LIQUIDITY AND CAPITAL RESOURCES.

         The Company's operating activities used cash in the third quarter of $3,367,294. From June 2, 2000 through December 31, 2001, the Company had net cash used in operating activities for the year ended of $174,105, and since inception for the period of June, 2, 2000 to December 31, 2001 of $174, 105. In lieu of cash, the Company's issuance of common stock for services rendered and for future services to be performed. For the fiscal year ending December 31, 2001, the Company's operating activities used cash of $174,105.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                      Officer or Director
     Name                 Age   Office                       Since
     ----                 ---   ------                       -----
     Douglas P. Brown     53    Acting Chairman of            2001
                                the Board and President

     Karl R. Rolls, Jr.   54    Director, Vice President,     2001
                                and Secretary / Treasurer

     J. Wayne Bennett, MD 34    Director                      2002

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


--------------------------------------------------------------------------------
                                        Annual Compensation
--------------------------------------------------------------------------------
Name and Principal            Fiscal   Salary     Bonus    Other Annual
Position                       Year                        Compensation
                                                           (Shares of
                                                           Common Stock)
--------------------------------------------------------------------------------
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

-----------------------------------------------------------------------
Name of beneficial owner            Common Stock    Percentage of class
                                                     beneficially owned
-----------------------------------------------------------------------
Charles W. Kallmann (1)(2)(3)(4)      35,000,000              11.8%
11944 Caminito Corriente
San Diego, CA  92128

Karl R. Rolls, Jr. (5)                 3,430,000              1.16%
2191 Pleasantwood Lane
Escondido, CA 92026

Douglas P. Brown (6)                   3,500,000              1.18%
c/o 444 West C Street, #330
San Diego, CA 92101

J. Wayne Bennett, M.D.                 5,000,000              1.69%
4680 Marnell Drive
Las Vegas, NV 89121
-----------------------------------------------------------------------
(1) Former Officer of the Company.
(2) Beneficial owner of 5% or more of the Company's Common Stock.
(3) Former Director
(4) Controlling person along with wife Wiebke Kallmann, Wiebeke Kallmann Trust, Travis Charles Kallmann, Kristen W. Vuissa.
(5) Director, Secretary, Executive Vice President, Treasurer.
(6) Director, Chief Executive Officer, President.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The Company has no warrants or options outstanding.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                      Date: June 17, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      By:  /s/ Karl R. Rolls, Jr.
                      ------------------------------------
                      Karl R. Rolls, Jr., Director, Vice President and Secretary/Treasurer

                      Date: June 17, 2002


                      By:  /s/ J. Wayne Bennett
                      ------------------------------------
                      J. Wayne Bennett, Director

                      Date: June 17, 2002

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

PAGES 6 - 14      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD FROM
                  JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001

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

         As discussed in Note 10 to the financial statements, certain errors resulting in an understatement of previously reported operating expenses for the year ended December 31, 2001 were discovered by management of the Company during the current year. Accordingly, the financial statements for the year ended December 31, 2001 and for the period from June 2, 2000 (inception) to December 31, 2001 have been corrected.

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


/s/ WEINBERG & COMPANY, P.A.
Los Angeles, California
April 13, 2002 (Except for Note 10, as to which the date is May 23, 2002)

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
   Cash                                                             $       918
   Employee advances                                                      4,500
   Marketable securities                                                  2,250
                                                                    ------------
     Total Current Assets                                           $     7,668
                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Cash overdraft                                                   $       340
   Deferred revenues                                                      2,812
   Accounts payable                                                     163,188
   Other payables                                                       229,947
                                                                    ------------
     Total Current Liabilities                                          396,287
                                                                    ------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 50,000,000 shares
     authorized, none issued                                                  -
   Common stock, $.001 par value, 400,000,000 shares
     authorized, 245,609,973 shares issued and outstanding              245,610
   Additional paid-in capital                                         4,915,813
   Accumulated other comprehensive loss                                  (9,000)
   Accumulated deficit                                               (4,955,876)
                                                                    ------------
                                                                        196,547
  Less: Deferred compensation                                          (585,166)
                                                                    -----------
     Total Stockholders' Deficiency                                    (388,619)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     7,668
                                                                    ============


          See accompanying notes to consolidated financial statements.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS


                                                                    For the
                                                                  Period From
                                                  For The         June 2, 2000
                                                 Year Ended      (Inception) To
                                                December 31,       December 31,
                                                    2001              2001
                                               --------------     --------------

REVENUES                                       $       8,666      $       8,666
                                               --------------     --------------


OPERATING EXPENSES
 Professional fees                                   392,707            392,707
 Compensation                                        359,916            359,916
 Consulting fees                                   4,038,471          4,038,471
 Other general and administrative                     75,547             75,547
 Impairment of property and equipment                 97,901             97,901
                                               --------------     --------------
     Total Operating Expenses                      4,964,542          4,964,542
                                               --------------     --------------

NET LOSS                                          (4,955,876)        (4,955,876)


OTHER COMPREHENSIVE LOSS
 Unrealized loss on market securities                 (9,000)            (9,000)
                                               --------------     --------------


COMPREHENSIVE LOSS                             $  (4,964,876)     $  (4,964,876)
                                               ==============     ==============

Net (loss) income per common share
   - basic and diluted                         $        (.05)     $        (.05)
                                               ==============     ==============

Weighted average number of common
   shares outstanding
   - basic and diluted                           104,786,548        104,786,548
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

                                                                                  Accumulated
                                                                                     Other
                                                                         Additional  Compre-                 Deferred
                              Preferred Stock        Common Stock         Paid-In    hensive  Accumulated     Compen-
                              Amount  Shares       Shares     Amount      Capital     Loss      Deficit       sation         Total
                              ------- -------- ------------ --------- ------------  --------  ------------  ----------  ------------
Balance, December 31, 2000      --       --     35,000,000  $ 35,000  $   (34,905)  $  --     $      --     $    --     $        95

Stock transferred in
 recapitalization               --       --     29,759,973    29,760      102,592      --            --      (114,359)       17,993

Unrealized loss on available
 for sale securities            --       --           --        --           --      (9,000)         --          --          (9,000)

Common stock issued for
 services                       --       --    180,850,000   180,850    4,848,126      --            --      (470,807)    4,558,169

Net loss for the year ended
 December 31, 2001              --       --           --        --           --        --      (4,955,876)       --      (4,955,876)
                              ------- -------- ------------ --------- ------------  --------  ------------  ----------  ------------

BALANCE,
DECEMBER 31, 2001               --    $  --    245,609,973  $245,610  $ 4,915,813   $(9,000)  $(4,955,876)  $(585,166)  $  (388,619)
                              ======= ======== ============ ========= ============  ========  ============  ==========  ============

                                    See accompanying notes to consolidated financial statements.


                                                                 F-6


                                                 37 POINT 9 AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                          For the Period
                                                                                                               From
                                                                                                           June 2, 2000
                                                                                   For the Year Ended     (Inception) to
                                                                                    December 31, 2001     December 31, 2001
                                                                                   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                          $       (4,955,876)   $       (4,955,876)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock issued for services                                                         4,558,264             4,558,264
  Loss on impairment of property and equipment                                                 97,901                97,901
 Changes in operating assets and liabilities:
  Increase (decrease) in:
     Accounts receivable                                                                        5,726                 5,726
     Employee advance                                                                          (4,500)               (4,500)
     Cash overdraft                                                                               340                   340
     Accounts payable                                                                         126,853               126,853
     Deferred revenues                                                                         (2,813)               (2,813)
                                                                                   -------------------   -------------------
         Net Cash Used In Operating Activities                                               (174,105)             (174,105)
                                                                                   -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of equipment                                                                     (31,923)              (31,923)
 Other assets                                                                                     500                   500
                                                                                   -------------------   -------------------
         Net Cash Used In Investing Activities                                                (31,423)              (31,423)
                                                                                   -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from other payable                                                                  206,446               206,446
                                                                                   -------------------   -------------------
         Net Cash Provided by Financing Activities                                            206,446               206,446
                                                                                   -------------------   -------------------


NET INCREASE IN CASH                                                                              918                   918


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  --                    --
                                                                                   -------------------   -------------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $              918    $              918
                                                                                   ===================   ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year 2001, the Company issued 35,000,000 shares of common stock to acquire the assets of Cerno Holdings, Inc.


                                 See accompanying notes to consolidated financial statements.



                                                             F-7

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) ORGANIZATION AND BUSINESS OPERATIONS

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


         (D) CASH AND CASH EQUIVALENTS

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


NOTE 3   MARKETABLE SECURITIES

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

         (A) COMMON AND PREFERRED STOCK

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


NOTE 7   INCOME TAXES

         Income tax expense (benefit) for the period from June 2, 2000 (inception) to December 31, 2001 is summarized as follows:

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:


         U.S. federal income tax provision (benefit)      $       (1,647,000)
         Effect of net operating loss carryforward                 1,647,000
                                                          -------------------
                                                          $             -
                                                          ===================

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:


         Deferred tax assets:
         Net operating loss carryforward                 $        1,647,000
                                                         -------------------
         Total gross deferred tax assets                          1,647,000
         Less valuation allowance                                (1,647,000)
                                                         -------------------
                                                         $             -
                                                         ===================


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


NOTE 10  CORRECTIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         During the second quarter of 2002, the Company discovered that operating expenses in the amount of $136,255 were not reflected in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2001 and for the period from June 2, 2000 (inception) to December 31, 2001 and the consolidated statements of cash flows for the year ended December 31, 2001.

         The correction of the above errors in the financial statements resulted in an understatement of previously reported operating expenses for the year ended December 31, 2001 and for the period from June 2, 2000 (inception) to December 31, 2001. The above transactions have been incorporated into the financial statements for the periods ended December 31, 2001. Presented below is a summary of the effect of the correction of the above accounting errors in the financial statements for the year ended December 31, 2001 and for the period from June 2, 2000 (inception) to December 31, 2001.


                                                                For The Period
                                                                     From
                                               For The Year      June 2, 2000
                                                  Ended         (Inception) To
                                               December 31,       December 31,
                                                  2001               2001
                                             ----------------   ----------------

Operating expenses as previously reported:   $     4,828,287    $     4,828,287
Understatement of professional and other
 general and administrative expenses                 136,255            136,255
                                             ----------------   ----------------
Operating expenses as adjusted               $     4,964,542    $     4,964,542
                                             ================   ================
Net Loss, as adjusted                        $    (4,955,876)   $    (4,955,876)
                                             ================   ================
Comprehensive loss, as adjusted              $    (4,964,876)   $    (4,964,876)
                                             ================   ================

Net cash used in operating activities,
 as previously reported                      $       (98,796)   $          --
Net loss, adjustment                                (136,255)              --
Accounts payable                                      60,851               --
Common stock issued for services                          95               --
                                             ----------------   ----------------
Net cash used in operating activities        $      (174,105)              --
                                             ================   ================

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2001


Cash flows from investing activities,
 as previously reported                      $       (16,133)   $          --
Acquisition of equipment                             (15,290)              --
                                             ----------------   ----------------
Cash flows from investing activities,
 as adjusted                                 $       (31,423)   $          --
                                             ================   ================

Cash flows from financing activities,
 as previously reported                      $       112,090    $          --
Acquisition of equipment                              94,356               --
                                             ----------------   ----------------
Cash flows from investing activities,
 as adjusted                                 $       206,446    $          --
                                             ================   ================