Form 10QSB/A
period 2002-03-31
37POINT9
filed 2002-06-19
CIK 1059413

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                    37Point9

                                   Form 10-QSB/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------
Part I  Financial Information                                                  3

        Item 1  Financial Statements                                           6

                Consolidated Balance Sheet as of September 30, 2001
                (Unaudited)                                                    6

                Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000
                (Unaudited)                                                    7

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2001 and 2000 (Unaudited)                  8

                Notes to Consolidated Financial Statements                     9

        Item 2  Management's Discussion and Analysis or Plan of Operation     12

Part II Other Information                                                     13

        Item 1  Legal Proceedings                                             13
        Item 2  Changes in Securities and Use of Proceeds                     14
        Item 3  Defaults upon Senior Securities                               14
        Item 4  Submission of Matters to a Vote of Security Holders           14
        Item 5  Other Information                                             14
        Item 6  Exhibits and Reports on Form 8-K                              14

Signatures                                                                    15

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE      5     INDEPENDENT ACCOUNTANTS' REPORT

PAGE      6     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED)

PAGE      7     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                ENDED MARCH 31, 2002 AND
                2001 (UNAUDITED)

PAGE      8     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


PAGES   9 - 11   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31,
                2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
  37 Point 9
  (A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of 37 Point 9 and Subsidiaries (a development stage company) as of March 31, 2002 and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 7 to the financial statements, certain errors resulting in an understatement of previously reported operating expenses, accumulated deficit and preferred stock as of March 31, 2002 and for the three months then ended, were discovered by management of the Company during the current year. Accordingly, the financial statements as of and for the three months ended March 31, 2001 and from June 2, 2000 (inception) to March 31, 2002 have been corrected.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's working capital deficiency of $445,556, stockholders' deficiency of $443,306, net loss from operations of $589,856 and cash used in operations of $14,943 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Los Angeles, CA
May 23, 2002


                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                 $     1,635
   Employee Advances                                                          4,500
                                                                        ------------
     Total Current Assets                                                     6,135
                                                                        ------------

OTHER ASSETS
  Investments                                                                 2,250
                                                                        ------------
     Total Other Assets                                                       2,250
                                                                        ------------

TOTAL ASSETS                                                            $     8,385
                                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Deferred revenues                                                    $     2,812
   Accounts payable and accrued expenses                                    202,832
   Noted payable                                                             16,000
   Loans payable - officer                                                  230,047
                                                                        ------------
     Total Current Liabilities                                              451,691
                                                                        ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 50,000,000 shares authorized,
    31,912,467 shares issued and outstanding                                 31,912
   Common stock, $.001 par value, 400,000,000 shares authorized,
    296,434,973 shares issued and outstanding                               296,435
   Additional paid-in capital                                             4,952,188
   Accumulated Other Comprehensive Loss                                      (9,000)
   Accumulated deficit                                                   (5,545,732)
                                                                        ------------
                                                                           (274,197)
  Less: Stock issued for future services                                   (169,109)
                                                                        ------------
     Total Stockholders' Deficiency                                        (443,306)
                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $     8,385
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


                                     37 POINT 9 AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------
                                             (UNAUDITED)


                                                                                           For the Period
                                                                                                from
                                                   For the Three       For the Three        June 2, 2000
                                                    Months Ended        Months Ended       (Inception) to
                                                   March 31, 2002      March 31, 2001      March 31, 2002
                                                   --------------      --------------      --------------
REVENUES                                           $           -       $           -       $       8,666
                                                   --------------      --------------      --------------

OPERATING EXPENSES
 Professional fees                                       438,152              37,506           1,190,775
 Other general and administrative                        119,792              22,193           4,331,711
 Cost to settle litigation                                31,912                   -              31,912
                                                   --------------      --------------      --------------
     Total Operating Expenses                            589,856              59,699           5,554,398
                                                   --------------      --------------      --------------

NET LOSS                                                (589,856)            (59,699)         (5,545,732)
                                                   --------------      --------------      --------------

OTHER COMPREHENSIVE LOSS                                       -                   -              (9,000)
                                                   --------------      --------------      --------------

COMPREHENSIVE LOSS                                 $    (589,856)      $     (59,699)      $  (5,554,732)
                                                   ==============      ==============      ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $       (.002)      $       (.002)      $        (.04)
                                                   ==============      ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED               264,245,251          35,950,000         136,327,565
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


                                     37 POINT 9 AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                             (UNAUDITED)


                                                                                               For the Period
                                                                                                    from
                                                            For the Three     For the Three      June 2, 2000
                                                             Months Ended      Months Ended     (Inception) to
                                                            March 31, 2002    March 31, 2001    March 31, 2002
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                    $  (589,856)      $   (59,699)      $(5,545,732)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Stock issued for services                                       59,900                95         4,618,164
  Preferred stock issued to settle litigation                     31,912                 -            31,912
  Amortization of deferred expenses                              443,357                 -           443,357
  Loss on impairment                                                   -                 -            97,901
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and employee advances                -                 -             1,226
    Increase in:
     Accounts payable and accrued expenses                        39,644             5,948           166,497
     Other                                                           100                 -            (2,713)
                                                             ------------      ------------      ------------
         Net Cash Used In Operating Activities                   (14,943)          (53,656)         (189,388)
                                                             ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                    -                 -           (31,423)
                                                             ------------      ------------      ------------
         Net Cash Used In Investing Activities                         -                 -           (31,423)
                                                             ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer loan                                            -            53,756
 Proceeds from issuance of notes payable                          16,000                 -           222,446
                                                             ------------      ------------      ------------
         Net Cash Provided by Financing Activities                16,000            53,756           222,446
                                                             ------------      ------------      ------------

NET INCREASE IN CASH                                               1,057               100             1,635

CASH - BEGINNING OF PERIOD                                           578                 -                 -
                                                             ------------      ------------      ------------

CASH - END OF PERIOD                                         $     1,635       $       100       $     1,635
                                                             ============      ============      ============

                    See accompanying notes to consolidated financial statements.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      -------------------------------------
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

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

NOTE 2 MARKETABLE SECURITIES
----------------------------

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

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      -------------------------------------
                                   (UNAUDITED)


NOTE 3 EMPLOYEE ADVANCES
------------------------

       At March 31, 2002, the Company had advanced $4,500 to the president of Acquagiene Products Unlimited. The advance is non-interest bearing and payable on demand.

NOTE 4 LOAN PAYABLE - OFFICER
-----------------------------

       At March 31, 2002, the Company was indebted to officers for $230,047. The loans are non-interest bearing, unsecured and payable on demand.

NOTE 5 STOCKHOLDERS' DEFICIENCY
-------------------------------

       During the month of February 2002, the Company demanded and received back 10,000,000 shares of common stock, having a fair value of $230,000 that had been previously issued to a consultant, for non-performance of the consulting agreement. The Company subsequently cancelled such shares.

       During February a stockholder of the Company contributed 175,000 shares of common stock back to the Company. The Company subsequently cancelled such shares.

       In February the Company issued 61,000,000 shares of common stock for payment of services to consultants and employees having a fair value of $317,200, of which $289,900 was expensed and $27,300 was deferred for future services.

NOTE 6 GOING CONCERN
--------------------

       As reflected in the accompanying financial statements, the Company has a working capital deficiency of $445,556 stockholders' deficiency of $443,306, a net loss from operation of $589,856 and net cash used in operations of $14,943. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 CORRECTIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
------------------------------------------------------------

       During the second quarter of 2002, the Company discovered that operating expenses in the amount of $136,255 were not reflected in the consolidated statements of operations and comprehensive loss for the period from June 2, 2000 (inception) to March 31, 2002 and the consolidated statements of cash flows for the period from June 2, 2000 (inception) to March 31, 2002. In addition, 31,912,467 preferred shares having a par value of $.001 were issued during the first quarter of 2002 that relates to the settlement of a litigation. The issuance of these shares, having an aggregate fair value of $31,912, will also require a restatement of prior periods for the statements mentioned above as well as to the consolidated balance sheet as of March 31, 2002.

                           37 POINT 9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      -------------------------------------
                                   (UNAUDITED)


       The correction of the above errors in the financial statements resulted in an understatement of previously reported operating expenses for the three months ended March 31, 2002 and for the period from June 2, 2000 (inception) to March 31, 2002. The above transactions have been incorporated into the financial statements for the periods ended March 31, 2002. Presented below is a summary of the effect of the correction of the above accounting errors in the financial statements for the three months ended March 31, 2002 and for the period from June 2, 2000 (inception) to March 31, 2002.

                                                                    As Of
                                                               March 31, 2002
                                                              -----------------

       Preferred stock, as previously reported                $           -
         Issuance of preferred shares to settle litigation              31,912
                                                              -----------------
       Preferred stock, as adjusted                           $         31,912
                                                              =================

       Accumulated deficit, as previously reported            $     (5,513,820)
         Shares issued to settle litigation expenses                   (31,912)
                                                              -----------------
       Accumulated deficit, as adjusted                       $     (5,545,732)
                                                              =================

                                                                                    For The Period
                                                                                          From
                                                              For the Three            June2, 2000
                                                               Months Ended          (Inception) To
                                                              March 31, 2002         March 31, 2002
                                                            ------------------     ------------------

       Operating expenses as previously reported:           $         557,944      $       5,386,231
         Professional fees                                               -                    83,210
         Other general and administrative                                -                    53,044
         Cost to settle litigation                                     31,912                 31,912
                                                            ------------------     ------------------

       Operating expenses as adjusted                       $         589,856      $       5,554,397
                                                            ==================     ==================

       Net Loss, as adjusted                                $        (589,856)     $      (5,554,732)
                                                            ==================     ==================

       Comprehensive loss, as adjusted                      $        (589,856)     $      (5,554,732)
                                                            ==================     ==================

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

RECENT EVENTS

         On January 9, 2002 the Company announced that it was seeking companies for acquisition. The sought after companies would be in the medical products or services area and would enhance the current operations of 37Point9.

         On March 7 the Company filed Form 8-K relating to the March 6, 2002 filing of a lawsuit against former Chairman of the Board and C.E.O. Charles Kallmann and others. See Part II Item 1 Legal Procedings for further information.

         On March 11, 2002 the Company announced that it had entered into Memorandums of Understanding with three companies to be acquired by the Company. All businesses are in the medical products field.

         On March 13, 2002, the Company announced that it had initiated discussions with two additional companies as potential acquisition candidates. Both companies specialize in the specialty surgery market.


RESULTS OF OPERATIONS

         The Company lost $589,856 in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $14,943 for the three months ended March 31, 2002. The Company's current operations are cash flow negative and as of March 31, 2002, the Company had a negative working capital $445,556.

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

Dated: June 17, 2002

37Point9


/s/ Douglas P. Brown
-----------------------------
Douglas P. Brown
President