Form 10QSB
period 2002-06-30
37POINT9
filed 2002-08-19
CIK 1059413

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

                         444 West "C" Street, Suite 330
                           San Diego, California 92101
                    (Address of principal executive offices)

                                 (619) 222-2568
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2002, 354,434,973 shares of Common Stock and 31,912,467 shares of Preferred Stock were issued and outstanding.

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

                                    37Point9

                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
Part I    Financial Information

          Item 1     Financial Statements                                      1

                     Consolidated Balance Sheet as of
                     June 30, 2002                                             2

                     Consolidated Statements of Operations
                     for the three months ended June 30,
                     2002                                                      3

                     Consolidated Statements of Cash Flows
                     for the three months ended June 30, 2002                  4

                     Notes to Consolidated Financial
                     Statements                                                5

          Item 2     Management's Discussion and Analysis
                          or Plan of Operation                                 8

Part II   Other Information                                                    9

          Item 1     Legal Proceedings                                         9

          Item 2     Changes in Securities and Use of
                            Proceeds                                          10

          Item 3     Defaults upon Senior Securities                          10

          Item 4     Submission of Matters to a Vote of
                         Security Holders                                     10

          Item 5     Other Information                                        10

          Item 6     Exhibits and Reports on Form 8-K                         10

Signatures                                                                    10

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------

PAGE       1        INDEPENDENT ACCOUNTANTS' REPORT

PAGE       2        CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002
                    (UNAUDITED)

PAGE       3        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (UNAUDITED)

PAGE       4        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (UNAUDITED)

PAGES    5 - 7      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    JUNE 30, 2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
  37Point9 and Subsidiaries
  (A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of 37Point9 and Subsidiaries (a development stage company) as of June 30, 2002 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 6 to the financial statements, certain errors resulting in an understatement of previously reported operating expenses, accumulated deficit and preferred stock as of June 30, 2002 and for the six months then ended, were discovered by management of the Company during the current year. Accordingly, the financial statements as of and for the six months ended June 30, 2002 and from June 2, 2000 (inception) to June 30, 2002 have been corrected.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed consolidated financial statements, the Company's working capital deficiency of $424,834, stockholders' deficiency of $422,584, net loss from operations of $932,743 and cash used in operations of $22,994 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEINBERG & COMPANY, P.A.

Los Angeles, CA
August 15, 2002

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                             $     1,084
   Employee Advances                                                      4,500
                                                                    ------------
     Total Current Assets                                                 5,584

OTHER ASSETS - INVESTMENTS                                                2,250
                                                                    ------------

TOTAL ASSETS                                                        $     7,834
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   176,871
   Notes payable                                                         23,500
   Loans payable - officer                                              230,047
                                                                    ------------
     Total Current Liabilities                                          430,418
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 50,000,000 shares authorized,
    31,912,467 shares issued and outstanding                             31,912
   Common stock, $.001 par value, 400,000,000 shares authorized,
    354,434,973 shares issued and outstanding                           354,435
   Additional paid-in capital                                         5,149,388
   Accumulated Other Comprehensive Loss                                  (9,000)
   Accumulated deficit                                               (5,888,617)
                                                                    ------------
                                                                       (361,882)
  Less: Stock issued for future services                                (60,702)
                                                                    ------------
     Total Stockholders' Deficiency                                    (422,584)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     7,834
                                                                    ============

                See accompanying notes and accountants' report to
                  condensed consolidated financial statements.


                                                37POINT9 AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (UNAUDITED)

                                                                                                                 For the Period
                                                                                                                      from
                                                                                                                  June 2, 2000
                                              For the Three    For the Three    For the Six      For the Six      (Inception) to
                                              Months Ended     Months Ended     Months Ended     Months Ended     June 30, 2002
                                              June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001    (As Restated)
                                              --------------   --------------   --------------   --------------   --------------
REVENUES                                      $       3,812    $           -    $       3,812    $           -    $      12,478
                                              --------------   --------------   --------------   --------------   --------------

OPERATING EXPENSES
 Professional fees                                  275,337           42,980          713,489           80,406        1,466,112
 Other general and administrative                    71,362           33,576          191,154           55,769        4,403,073
 Cost to settle litigation                                -                -           31,912                -           31,912
                                              --------------   --------------   --------------   --------------   --------------
     Total Operating Expenses                       346,699           76,556          936,555          136,175        5,901,097
                                              --------------   --------------   --------------   --------------   --------------

NET LOSS                                           (342,887)         (76,556)        (932,743)        (136,175)      (5,888,619)
                                              --------------   --------------   --------------   --------------   --------------

OTHER COMPREHENSIVE LOSS                                  -                -                -                -           (9,000)
                                              --------------   --------------   --------------   --------------   --------------

COMPREHENSIVE LOSS                            $    (342,887)   $     (76,556)   $    (932,743)   $    (136,175)   $  (5,897,619)
                                              ==============   ==============   ==============   ==============   ==============

Net loss per common share - basic
 and diluted                                  $       (.001)   $       (.001)   $       (.003)   $       (.002)   $       (.035)
                                              ==============   ==============   ==============   ==============   ==============

Weighted average number of common
 shares outstanding -  basic and diluted        325,116,292       60,284,835      294,848,923       60,059,993      167,792,574
                                              ==============   ==============   ==============   ==============   ==============

                                    See accompanying notes and accountants' report to
                                      condensed consolidated financial statements.


                                           37POINT9 AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (UNAUDITED)

                                                                                       For the Period
                                                                                            From
                                                          For The Six    For The Six    June 2, 2000
                                                          Months Ended   Months Ended  (Inception) to
                                                          June 30, 2002  June 30, 2001  June 30, 2002
                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                 $  (932,743)   $  (136,255)   $(5,888,619)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Stock issued for services                                   315,100             95      4,873,364
  Preferred stock issued to settle litigation                      --             --         31,912
  Amortization of deferred expenses                           583,678             --        583,678
  Loss on impairment                                               --             --         97,901
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and employee advances            --             --          1,226
    Increase in:
     Accounts payable and accrued expenses                     10,871         60,851        105,812
     Other                                                        100             --         (2,713)
                                                          ------------   ------------   ------------
         Net Cash Used In Operating Activities                (22,994)       (75,309)      (197,439)
                                                          ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in acquisition                                      --            169             --
 Purchase of property and equipment                                --        (15,459)       (31,423)
                                                          ------------   ------------   ------------
         Net Cash Used In Investing Activities                     --        (15,290)       (31,423)
                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer loan                                        --         94,356             --
 Proceeds from issuance of notes payable                       23,500             --        229,946
                                                          ------------   ------------   ------------
         Net Cash Provided by Financing Activities             23,500         94,356        229,946
                                                          ------------   ------------   ------------

NET INCREASE IN CASH                                              506          3,757          1,084

CASH - BEGINNING OF PERIOD                                        578             --             --
                                                          ------------   ------------   ------------

CASH - END OF PERIOD                                      $     1,084    $     3,757    $     1,084
                                                          ============   ============   ============

                          See accompanying notes and accountants' report to
                            condensed consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

       On June 30, 2001, under a Merger Agreement and Plan of Reorganization, Cerno Holdings, Ltd. and its wholly-owned Subsidiary (Acquagiene Products Unlimited) ("Cerno"), an inactive Nevada Corporation acquired 35,000,000 shares of 37 Point 9's (the "Company") common stock representing approximately 54% of the Company's outstanding common stock after the merger transaction. In exchange for issuing these shares, the Company purchased 100% of the assets of Cerno and Cerno assumed certain of the Company's current liabilities totaling $35,345. As a result, the Company treated the merger as a reorganization and recapitalization for accounting purposes and as an acquisition by Cerno. Accordingly, the financial statements include the following:

       (1) The balance sheet consists of the assets of the Company and Cerno at historical cost.

       (2) The statement of operations includes the operations of Cerno for the periods presented and the operations of 37Point9 from the date of acquisition.

       For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10KSB for the year ended December 31, 2001.

NOTE 2 MARKETABLE SECURITIES
----------------------------

       The Company's marketable securities, purchased principally for the purpose of selling them in the near future, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at June 30, 2002, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

NOTE 3 NOTES PAYABLE
--------------------

       During the three months ended June 30, 2002, the Company incurred an additional $7,500 of notes payable with interest payable at prime plus five (9.75% at June 30, 2002). All accrued interest and principal is due in April 2005.

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

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

       In May 2002, the Company issued 58,000,000 shares of common stock for payment of services to consultants and employees having a fair value of $255,200, of which $167,200 was expensed and $88,000 was utilized to offset previously accrued expenses.

NOTE 5 GOING CONCERN
--------------------

       As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $424,834, a stockholders' deficiency of $422,584, a net loss from operations of $932,743 and net cash used in operations of $22,994. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 CORRECTIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
------------------------------------------------------------

       During the second quarter of 2002, the Company discovered that operating expenses in the amount of $136,255 were not reflected in the consolidated statements of operations and comprehensive loss for the period from June 2, 2000 (inception) to June 30, 2002 and the consolidated statements of cash flows for the period from June 2, 2000 (inception) to June 30, 2002. In addition, 31,912,467 preferred shares having a par value of $.001 were issued during the first quarter of 2002 that relates to the settlement of a litigation. The issuance of these shares, having an aggregate fair value of $31,912, also required a restatement of prior periods for the statements mentioned above as well as to the consolidated balance sheet as of June 30, 2002.

       The correction of the above errors in the financial statements resulted in an understatement of previously reported operating expenses for the three months ended June 30, 2002 and for the period from June 2, 2000 (inception) to June 30, 2002. The above transactions have been incorporated into the financial statements for the periods ended June 30, 2002.

NOTE 7 SUBSEQUENT EVENT
-----------------------

       In July 2002, the Company entered into an Agreement In Principle ("AIP") with a Hong Kong corporation. The Agreement is expected to lead to a Stock Purchase Agreement between the companies subject to various covenants within the AIP. It is expected to close not later than September 30, 2002.

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

RECENT EVENTS

         On July 24, 2002 the Company entered into an Agreement in Principle to acquire all right, title and interest to the assets of Global Glass Source, Ltd., a Hong Kong corporation, with its principal place of business in Hong Kong. Finalization of the Agreement in Principle is contingent upon the successful completion of an audit of the financials of Global Glass Source Ltd., and the completion of a purchase agreement between the Company and Global Glass Source Ltd. The Company expects that the acquisition of Global Glass Source Ltd. will be a significant acquisition pursuant to Reg. ss. 210.11-01 of Regulation S-X. Upon satisfaction of the conditions precedent to this acquisition, and actual closing of the acquisition, the Company will file a subsequent Current Report on Form 8-K, detailing required specifics under Item 2 of this report.

         On March 11,2002 the Company previously announced that it had entered into Memorandums of Understanding with three companies sought to be acquired by the 37Point9. Each Memorandum of Understanding is still pending awaiting satisfaction of conditions precedent to moving forward. All businesses are in the medical products field. The Company considers these negotiations to be preliminary in nature.

         On March 13, 2002, the Company previously announced that it initiated discussions with two additional companies as potential acquisition candidates. Both companies specialize in the specialty surgery market. Discussions with those firms are continuing. The Company considers these negotiations to be preliminary in nature.

RESULTS OF OPERATIONS

         The Company lost $342,887 in the three months ended June 30, 2002, compared to a net loss of $76,556 for the three months ended June 30, 2001. For the first six months of 2002, the Company has lost a total of $932,743 as compared to $136,175 for the same period during 2001. The losses are attributable to continued efforts by the Company to develop and execute its business plan that is focused on developing licensing, manufacturing and distribution of medical products distributed world wide, with an emphasis on the Republic of China. The Company believes that it will continue, during the development stage, towards its goal of obtaining rights and means, via its acquisitions, to manufacture medical products in, for example, the Republic of China, for sale and distribution internationally.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $22,994 for the three months ended June 30, 2002. The Company's current operations are cash flow negative and as of June 30, 2002, the Company had a negative working capital deficiency of $424,834.

Part II  Other Information

Item 1.  Legal Proceedings

1. 37POINT9 v. CHARLES KALLMANN, ET AL. filed in the United States District Court for the Southern District of California; Case No. 02 cv 431 H [NLS]; the Company filed a motion to amend its complaint in this action in order to add, as party defendants, the following persons and entities: The Hydrogiene Corporation, a Florida Corporation, The Hydrogiene Corporation, a California Corporation, The Goulding Trust, an Illinois business entity, form unknown; Randall Goulding, Kirsten Vuissa, Travis Charles Kallmann, Robert Parker, Kathleen Toole, and Faith Unlimited, a Colorado Corporation. The Company's motion is set for hearing on September 16, 2002 at 10:30 A.M. in Court Room 1 of the above court located at 940 Front Street, San Diego, CA 92101. The proposed first amended complaint was filed along with the motion with the district court clerk. Aside from adding additional parties, additional causes of action were also alleged.

2. CHARLES KALLMANN V. 37POINT9 filed in the small claims division of the San Diego Superior Court; Case No. SC 129819. Kallmann's suit is based on allegations that the Company is in possession of business equipment that is his. The Company believes that this action is frivolous and retaliatory for the Company's filing of the above noted federal action.

3. MAGNA IV, LTD. V. 37POINT9; filed in the San Diego Superior Court; Case No. GIC 792721. Magna IV, Ltd. is a Nevada Corporation and party defendant in the Company's federal action noted in no. 1 above. Magna IV, Ltd., is alleging that the Company violated an intellectual property licensing agreement regarding "Hydrogiene" products; and that the Company is engaging in false advertising by claiming that it exclusively owns Hydrogiene technology. Magna IV requests a declaratory judgment related to the true ownership of the Hydrogiene products. The Company disputes and denies all claims.

4. The Company is also informed and believes, based upon certain posts to internet web sites, that Randall Goulding, a party defendant to the Company's amended federal action, has filed an action against the Company. However, the Company has not been served, and has no comment on alleged actions as represented on internet web sites, chat rooms, etc.

Item 2.  Changes in Securities

         On May 23, 2002, the Company issued 58,000,000 shares of common stock with a value of $.0044 per share totaling $255,200. The shares were issued for consulting, professional, and employment services.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
         A.       Certification by President and Chief Financial Officer
         B.       Fork 8-K
                  None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

37Point9

/s/ Douglas P. Brown
----------------------------------------
Douglas P. Brown
President