Form 10QSB
period 2002-09-30
37POINT9
filed 2002-11-18
CIK 1059413

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of September 30, 2002, 354,990,529 shares of Common Stock and 31,912,467 shares of Preferred Stock were issued and outstanding.

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

                                    37Point9

                                   Form 10-QSB

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
Part I    Financial Information

          Item 1     Financial Statements                                    1

                     Consolidated Balance Sheet as of
                     September 30, 2002                                      2

                     Consolidated Statements of Operations
                     for the three months ended September 30, 2002           3

                     Consolidated Statements of Cash Flows
                     for the three months ended September 30, 2002           4

                     Notes to Consolidated Financial
                     Statements                                              5

          Item 2     Management's Discussion and Analysis
                         or Plan of Operation                                8

Part II   Other Information                                                 11

          Item 1     Legal Proceedings                                      11

          Item 2     Changes in Securities and Use of
                         Proceeds                                           11

          Item 3     Defaults upon Senior Securities                        11

          Item 4     Submission of Matters to a Vote of
                         Security Holders                                   11

          Item 5     Other Information                                      11

          Item 6     Exhibits and Reports on Form 8-K                       11

Signatures                                                                  12

Certification Pursuant 18 U.S.C. Section 350                                13

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE      1       INDEPENDENT ACCOUNTANTS' REPORT

PAGE      2       CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002
                  (UNAUDITED)

PAGE      3       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                  AND FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO SEPTEMBER
                  30, 2002

PAGE      4       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED) AND FOR
                  THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO SEPTEMBER 30, 2002

PAGES   5 - 7     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                  SEPTEMBER 30, 2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
37Point9 and Subsidiaries
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of 37Point9 and Subsidiaries (a development stage company) as of September 30, 2002 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 and for the period from June2, 2000 (inception) to September 30, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 6 to the financial statements, certain errors resulting in an understatement of previously reported operating expenses, accumulated deficit and preferred stock as of March 31, 2002 and for the three months then ended, were discovered by management of the Company during the current year. Accordingly, the financial statements as of and for the nine months ended September 30, 2002 and for the period from June 2, 2000 (inception) to September 30, 2002 give effect to the correction of these errors.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed consolidated financial statements, the Company's working capital deficiency of $504,269, stockholders' deficiency of $502,019, net loss from operations of $1,054,867 and cash used in operations of $30,492 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Los Angeles, CA
November 12, 2002

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                             $     1,046
   Employee Advances                                                      4,500
                                                                    ------------
     Total Current Assets                                                 5,546

OTHER ASSETS - INVESTMENTS                                                2,250
                                                                    ------------

TOTAL ASSETS                                                        $     7,796
------------                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   248,908
   Notes payable                                                         30,100
   Loans payable - officer                                              230,807
                                                                    ------------
     Total Current Liabilities                                          509,815
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 50,000,000 shares
     authorized, 31,912,467 shares issued and outstanding                31,912
   Common stock, $.001 par value, 400,000,000 shares
     authorized, 354,990,529 shares issued and outstanding              354,990
   Additional paid-in capital                                         5,148,832
   Accumulated Other Comprehensive Loss                                  (9,000)
   Accumulated deficit                                               (6,010,741)
                                                                    ------------
                                                                       (484,007)
  Less: Stock issued for future services                                (18,012)
                                                                    ------------
     Total Stockholders' Deficiency                                    (502,019)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     7,796
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

                                                                                                                      For the Period
                                                                                                                           from
                                                                                                                       June 2, 2000
                                                   For the Three    For the Three    For the Nine     For the Nine    (Inception) to
                                                   Months Ended     Months Ended     Months Ended     Months Ended     September 30,
                                                   September 30,    September 30,    September 30,    September 30,        2002
                                                       2002             2001             2002             2001        (As Restated)
                                                  --------------   --------------   --------------   --------------   --------------
REVENUES                                          $          --    $       2,813    $       3,812    $       2,813    $      12,478
                                                  --------------   --------------   --------------   --------------   --------------

OPERATING EXPENSES
 Professional fees                                       50,384        3,226,808          763,873        3,280,436        1,516,496
 Other general and administrative                        71,740          407,240          262,894          489,866        4,474,811
 Cost to settle litigation                                   --               --           31,912               --           31,912
                                                  --------------   --------------   --------------   --------------   --------------
     Total Operating Expenses                           122,124        3,634,048        1,058,679        3,770,302        6,023,219
                                                  --------------   --------------   --------------   --------------   --------------

NET LOSS                                               (122,124)      (3,631,235)      (1,054,867)      (3,767,489)      (6,010,741)
--------                                          --------------   --------------   --------------   --------------   --------------


OTHER COMPREHENSIVE LOSS
 Unrealized loss on marketable securities                    --           (8,000)          (9,000)          (8,000)          (9,000)
                                                  --------------   --------------   --------------   --------------   --------------


COMPREHENSIVE LOSS                                $    (122,124)   $  (3,639,235)   $  (1,063,867)   $  (3,775,489)   $  (6,019,741)
                                                  ==============   ==============   ==============   ==============   ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $          --    $        (.03)   $          --    $        (.05)   $        (.04)
                                                  ==============   ==============   ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                   354,471,603      105,559,157      315,196,309       75,393,032      169,827,334
                                                  ==============   ==============   ==============   ==============   ==============

                   See accompanying notes and accountants' report to condensed consolidated financial statements.

                                                                 3

                                         37POINT9 AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------------
                                                (UNAUDITED)

                                                                                             For the Period
                                                                                                  From
                                                            For The Nine     For The Nine     June 2, 2000
                                                            Months Ended     Months Ended    (Inception) to
                                                            September 30,    September 30,    September 30,
                                                                2002             2001             2002
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                   $(1,054,865)     $(3,767,489)     $(6,010,741)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Stock issued for services                                     315,100               --        4,873,364
  Preferred stock issued to settle litigation                    31,912               --           31,912
  Amortization of deferred expenses                             594,454               --          594,454
  Loss on impairment                                                 --               --           97,901
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and employee advances              --            3,226            1,226
  Increase in:
    Accounts payable and accrued expenses                        85,719          419,844          212,572
    Other                                                            --          (22,875)          (2,813)
    Deferred revenues                                            (2,812)              --           (2,812)
                                                            ------------     ------------     ------------
         Net Cash Used In Operating Activities                  (30,492)      (3,367,294)        (204,937)
                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in acquisition                                        --              169               --
 Purchase of property and equipment                                  --          (18,912)         (31,423)
                                                            ------------     ------------     ------------
         Net Cash Used In Investing Activities                       --          (18,743)         (31,423)
                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuance                                        --        3,207,728               --
 Proceeds from officer loan                                         860          181,068              860
 Proceeds from issuance of notes payable                         30,100               --          236,546
                                                            ------------     ------------     ------------
         Net Cash Provided by Financing Activities               30,960        3,388,796          237,406
                                                            ------------     ------------     ------------

NET INCREASE IN CASH                                                468            2,759            1,046

CASH - BEGINNING OF PERIOD                                          578               --               --
                                                            ------------     ------------     ------------

CASH - END OF PERIOD                                        $     1,046      $     2,759      $     1,046
                                                            ============     ============     ============

       See accompanying notes and accountants' report to condensed consolidated financial statements.

                                                     4

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)


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

NOTE 2 MARKETABLE SECURITIES
----------------------------

       The Company's marketable securities, purchased principally for the purpose of selling them in the near future, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at September 30, 2002, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

NOTE 3 NOTES PAYABLE
--------------------

       During the three months ended September 30, 2002, the Company incurred an additional $6,600 of notes payable with interest payable at prime plus five (9.75% at September 30, 2002). All accrued interest and principal is due in July 2005.

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

       In September 2002, the Company issued and recorded 555,556 shares of common stock for $20,000, which was originally received in October 2001 and credited to paid- in capital.

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)


NOTE 5 GOING CONCERN
--------------------

       As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $504,269, a stockholders' deficiency of $502,019, a net loss from operations of $1,054,867 and net cash used in operations of $30,492. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

       The correction of the above errors in the financial statements resulted in an understatement of previously reported operating expenses for the three months ended March 31, 2002 and for the period from June 2, 2000 (inception) to March 31, 2002. The above transactions have also been incorporated into the financial statements for the periods ended September 30, 2002.

NOTE 7 AGREEMENTS
-----------------

       In July 2002, the Company entered into an Agreement In Principle ("AIP") with a Hong Kong corporation. The Agreement is expected to lead to a Stock Purchase Agreement between the companies subject to various covenants within the AIP.

       On August 9, 2002 the Company entered into a Letter of Intent to acquire a corporation located in Shanghai, Peoples Republic of China. This acquisition is conditional on the acceptance by the Company of audited financial statements of the corporation. The corporation is a private company specializing in the medical device distribution in China and holds a medical device sales license.

                            37POINT9 AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)


NOTE 8 SUBSEQUENT EVENTS
------------------------

       On October 17, 2002, the Company issued 45,000,000 shares of common stock with a value of $.0028 per share totaling $126,000. These shares were issued for consulting, legal and compensation services.

       On October 6, 2002 the Company entered into an Agreement for Manufacturing and Distribution and an Agreement in Principal to Acquire Business Entities with two companies located in Guangzhou, Peoples Republic of China. One company is a distributor of a wide range of medical equipment and healthcare products. The other company is engaged in the research, engineering, development and manufacturing of a range of healthcare products.

       On November 1, 2002, the Company entered into an Acquisition Agreement with a California-based pharmaceuticals corporation, The Company agreed to acquire the corporation's interest in its 100% owned lab division plus all related tangible and intangible assets.

       On November 1, 2002, the Board of Directors of the Company agreed by unanimous consent to change the name of the Company to "Global Medical Products Holdings, Inc." and effectuate a 50:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock split becomes effective on November 25, 2002. Upon effectiveness of the reverse stock split, there were issued and outstanding approximately 7,999,811 shares of the Company's common stock.

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

RECENT EVENTS

         In March 2002, the company entered into negotiations with the Lin Client Group to acquire companies in the medical products field with an operating base in the Peoples Republic of China. During the next six months numerous discussions were held which led to a Definitive Agreement in Principal relating to the acquisition of Global Glass Source (HK) Limited, a Hong Kong corporation. This acquisition was conditional on the acceptance of audited financial statements being prepared and submitted to the Board of Directors of 37Point9, which was accomplished on September 23, 2002. The parties are now in the process of finalizing a written agreement whereby the Company will acquire 100 per cent of the issued and outstanding shares of Global Glass Source (HK) Limited. A condition precedent to the acquisition will require the Company to conduct a reverse split of its common stock. The Company's board of directors determined, by resolution on November 1, 2002, that an appropriate reverse split should be in the ratio of fifty shares of pre-reverse common stock, to one share of post reverse common stock. The aggregate purchase price to be paid by the Company for Global Glass Source (HK) Limited will be 9,540,000 post-reverse shares of voting common stock of 37Point9. These restricted shares will be issued to the sellers of Global Glass Source (HK) Limited shares subsequent to the occurrence of the reverse split.

         Global Glass Source (HK) Limited, is a distribution company that maintains agreements with various glass, industrial, and general packaging manufacturers in the Peoples Republic of China and the Republic of Taiwan. Amongst the glass products making up Global Glass Source (HK) Limited's, business are products in the medical and pharmaceutical application field. These products include medical and pharmaceutical glass containers commonly used in hospitals, doctor's offices, and laboratories.

         The Company anticipates that its acquisition of Global Glass Source
(HK) Limited will allow it to assume Global Glass Sources (HK) Limited's pre-existing manufacturing alliances within the Peoples Republic of China and the Republic of Taiwan, and to assume Global Glass Source (HK) Limited's ongoing business in those two countries as well as in North America.

         In North America, Global Glass Source (HK) Limited also maintains business relationships for the distribution of glass products in the medical and pharmaceutical application field.

         The Company plans on using the acquisition of Global Glass Source (HK) Limited in at least two important ways. First, the Company will, by virtue of its Global Glass manufacturing alliances in China and Taiwan, arrange joint ventures with North American business interests, to facilitate the manufacture of medical and pharmaceutical glass products for resale and distribution in North America and worldwide.

         Secondly, the Company expects, based upon its manufacturing alliances in China and Taiwan, that it will enter into joint ventures and licensing agreements with other business entities that desire to manufacture and distribute such products in China and Taiwan, as well as the far east generally.

         Previously, on March 13, 2002, the Company announced that it was engaged in discussions with five separate companies for possible acquisition. All such companies were in the medical products industry, with two specializing in the specialty surgery market.

         On August 9, 2002 the Company entered into a Letter of Intent to acquire Shanghai Ecom Trading Ltd. located in Shanghai, Peoples Republic of China. This acquisition is conditional on the acceptance by the Company of audited financial statements of Shanghai Ecom Trading Ltd. Shanghai Ecom is a private company specializing in the medical device distribution in China and holds a medical device sales license.

         On October 6, 2002 the Company entered into an Agreement for Manufacturing and Distribution and an Agreement in Principal to Acquire Business Entities with Guangzhou Lin Bi Company and Yin Kang Medical Equipment Company located in Guangzhou, Peoples Republic of China. Guangzhou Lin Bi Company is a distributor of a wide range of medical equipment and healthcare products. Yin Kang Medical Equipment Company is engaged in the research, engineering, development and manufacturing of a range of healthcare products.

         On October 31, 2002, the Company entered into an agreement to acquire IMT EZ Trac Lab, a division of Stason Pharmaceuticals, Inc., a corporation organized and operating in the State of California. IMT EZ Trac Labs has established services contracts with various hospitals and institutions in the United States. The specific services provided relate to its patented colored microsphere technologies that are products used in assessing regional blood flow studies. This microsphere technology is used widely in various cardio-medical applications by doctors and hospitals, and is analyzed by IMT EZ Trac's image analysis system.

         The agreement to acquire IMT EZ Trac Labs will require that the Company convey $175,000 worth of post reverse common stock to Stason Pharmaceuticals, Inc. Afterwards, the Company will own 100% of the tangible and intangible assets of IMT EZ Trac, including its patented microsphere technology, along with its pre-existing services contracts.

         In November, 2002, the Company completed the acquisition of IMT EZ Trac Labs through the issuance of a $175,000 renewable one year convertible note.

         On October 10, 2002 the Company announced that it had initiated negotiations to acquire a medical software company located in the Peoples Republic of China.

         On October 21, 2002 the Company announced that it had initiated the acquisition of Ecom Biotech Holdings Limited ("Ecom-HK") located in Hong Kong. This acquisition will centralize and facilitate the transfer of the manufacturing and distribution licenses held by the various companies acquired in China by 37Point9 as a transition under Chinese law.


RESULTS OF OPERATIONS

         The Company lost $122,124 in the three months ended September 30, 2002, compared to a net loss of $3,639,235 for the three months ended September 30, 2001, and a net loss from operations of $1,054,867. The losses are attributable to continued efforts by the Company to develop and execute its business plan that is focused on developing licensing, manufacturing and distribution of medical products distributed world wide, with an emphasis on the Republic of China. The Company believes that it will continue towards its goal of obtaining rights and means, via its acquisitions, to manufacture medical products in, for example, the Republic of China, for sale and distribution internationally.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $30,492 for the nine months ended September 30, 2002. The Company's current operations are cash flow negative and as of September 30, 2002, the Company had a working capital deficiency of $504,269.

Part II  Other Information

Item 1.  Legal Proceedings

         1. 37POINT9 v. CHARLES KALLMANN, ET AL. filed in the United States District Court for the Southern District of California; Case No. 02 cv 431 H [NLS]; the Company's motion to amend its complaint to add parties was taken off calendar by Judge Marilyn Huff, who, on her own motion, dismissed the action due to lack of jurisdiction over the additional parties.

         2. MAGNA IV, LTD. V. 37POINT9; filed in the San Diego Superior Court; Case No. GIC 792721. The Company filed a demurrer to the complaint, based upon Magna IV's inability to pursue legal action in California based upon its failure to qualify as a foreign corporation. The demurrer was granted, allowing Magna IV the right to correct its status through the filing of an amended complaint.

         3. RANDALL GOULDING V. 37POINT9; filed in the Law Department of the Cook County Illinois, Case No. 02 L 008243; Plaintiff seeks damages for breach of contract for the sale of stock and for the provision of services. The Company has not yet responded to the action, which was served November 4, 2002.

Item 2.  Changes in Securities

         On September 24, 2002, 555,556 shares of Restricted Stock were issued to Randall Goulding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         On October 10, 2002, the Company filed a Form 8-K detailing its expected acquisition of Global Glass Source (HK) Ltd., as well the Company entering into a letter of intent to acquire Shanghai Ecom Trading, Ltd. and an agreement in principal to acquire business entities with Guangzhou Lin Bi Company and Yin Kang Medical Equipment Company located in the Peoples Republic of China, as well as updates to litigation

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2002

37Point9

/s/ Douglas P. Brown
----------------------------------------
Douglas P. Brown
President