Form 10KSB
period 2002-12-31
GLOBAL MEDICAL PRODUCTS HOLDINGS INC
filed 2003-07-28
CIK 1059413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Transition Period from __________ to _________

                         Commission File Number 0-29989

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          Nevada                                            86-0889096
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                                number)

    23282 Mill Creek Drive, Ste. 225
         Laguna Hills, CA                                      92653
(Address of principal executive offices)                     (Zip code)

Issuer's telephone number:                                  (949) 305-7105

Securities Registered Pursuant to Section 12(b) of the Act:   NONE

Title of each class                    Name of each exchange on which Registered

Securities Registered Pursuant to Section 12(g) of the Act:

                            COMMON (par value $0.001)
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of common stock held by non-affiliates of the registrant as of July 20, 2003 was $308,001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 62,042,035.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

Part I

     Item 1. Description of Business                                           4
     Item 2. Description of Property                                           9
     Item 3. Legal Proceedings                                                 9
     Item 4. Submission of Matters to a Vote of Security Holders.             10

Part II

     Item 5. Market for Common Equity and Related Stockholder Matters.        10
     Item 6. Management's Discussion and Analysis or Plan of Operation.       12
     Item 7. Financial Statements.                                      14 (F-1)
     Item 8. Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                             14

Part III

     Item 9. Directors, Executive Officers, Promoters and Control
             Persons: Compliance with Section 16(a) of the Exchange
             Act.                                                             15
     Item 10. Executive Compensation.                                         16
     Item 11. Security Ownership of Certain Beneficial Owners
              and Management.                                                 17
     Item 12. Certain Relationships and Related Transactions.                 19
     Item 13. Exhibits and Reports on Form 8-K.                               19
     Item 14 Procedures and Controls                                          19
SIGNATURES                                                                    20
Certifications                                                                21
Financial Statements                                                         F-1

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A. Business Development and Summary

Global Medical Products Holdings, Inc. (the "Company") is a corporation formed and operating under the laws of the State of Nevada. The Company was incorporated on August 27, 1997, and has never been the subject of any bankruptcy or receivership. The Company began its operations as Great Basin Water Company, Inc. Its initial business was related to the development and acquisition of water rights and water related utilities in northwestern Arizona. The Company believed that the northwestern Arizona area held great potential for residential development, and the Company intended to capitalize on this progress. However, due to a number of unforeseen events, the residential development the Company believed would occur did not materialize, and the Company coincidentally determined that the water utility business in that area was not a prudent direction for the Company to take. The Company abandoned its business plan related to the water business in 2000.

From 2000 to July, 2001, the Company operated under the name "37Point9." The name change was indicative of the Company's new and different direction. The Company intended to implement a business plan based upon various internet "e-commerce" and internet services. In order to facilitate implementation of this business plan, the Company purchased and developed rights to an "internet service provider" that provided access for dial up internet subscriptions as well as "e-commerce" capabilities. The Company created an internet shopping mall called "Up We Go," and attempted to attract sole proprietors to showcase their products on the site. The idea was that many small businesspersons did not have access to the "e-commerce" world on the internet, and that the Company's service would provide a cost effective means for supplying access to it. The Company also, purchased a small press called "House of Fire" Press. The publisher had one title with a small inventory and a second title in production. The firm had no revenues. The company planned on selling House of Fire Press titles through its E-Commerce internet mall. This business plan suffered from significant competition in the industry of internet and "e-commerce" related services that were ubiquitous at the time. Regarding the publishing venture, the Company did not have the requisite funding to bring the second title to publication or establish distribution channels to effectively sell the first title. The Company attempted to obtain financing in order to implement the plan, but in the end failed to secure adequate financing for this business plan.

In July of 2001 the Company changed direction again and purchased all right, title and interest to products held by Cerno Holdings, Ltd. These products were purchased for an exchange of stock, and included items such as a bidet product, baby products, an anti-disinfectant spray, and related marketing and development items. As a result of the Company's purchase of these products, Mr. Charles Kallmann, an affiliate of Cerno, came on the Company's board of directors in order to facilitate the development, manufacturing, marketing and distribution of the products. Through July to November, 2001, the Company attempted to make strides in order to facilitate the production and sale of the products acquired from Cerno, but again failed to obtain the necessary funding in order to implement the plan. Additionally, the Company had numerous fiduciary issues with Mr. Kallmann, whom the board of directors removed for cause on November 29, 2001.

Thereafter, the Company entered into an agreement for consulting services with the Barren Client Group, a business "turn around" specialist and consultant with considerable access to the medical products manufacturing and distribution industry in the Far East, including Taiwan, Hong Kong and the Peoples Republic of China. The Company changed its name to Global Medical Products Holdings, Inc. and embarked on efforts to develop the contacts that the Barren Client Group had in the Far East in the medical related industry.

During fiscal year 2002, the Company had no material reclassification, merger or consolidation. The Company did enter into a number of significant acquisition transactions of business entities:

On August 6, 2002, the Company entered into an agreement to acquire the business of Global Glass Source, Ltd., a Hong Kong corporation. The consideration for the acquisition was two fold, first the Company issued 2,127,666 restricted common shares; second , the Company issued 8,266,667 shares of restricted common stock, with the understanding that these shares would be exchanged for 1,815,400 preferred shares of the Company. Global Glass Source, Ltd.'s primary business is exporting glass products into the United States from China. Global Glass Source Ltd.'s main customer in the United States is H & H Glass, Inc. H & H Glass is engaged in the distribution for sale of glass products in the United States, specifically all types of glass bottles for use in food service, medical, pharmaceutical, and various specialty kinds of glass containers. As of the date of this filing, the Company is awaiting the delivery of the final financial statements, Chinese legal opinion and the restricted capital stock of Global Glass Source, Ltd.

On September 18, 2002, the Company entered into an acquisition agreement with Shanghai Ecom International Trading Company, Ltd. ["Shanghai Ecom"], a Chinese corporation formed and doing business in the Peoples Republic of China with limited liability. The contract required the Company to convey to Shanghai Ecom, as consideration, payments of common stock in the Company. As of this date, the Company has paid to the designee of Shanghai Ecom 2,000,000 shares of common stock in the Company provided by the Barren Client Group as a loan to the Company, and 2,000,000 shares of restricted common stock to a trustee for Shanghai Ecom. As of December 31, 2002, the Company is awaiting the delivery of the audited financial statements, a legal opinion of Chinese counsel and the capital stock of Shanghai Ecom International Trading Company. The agreement also provides that the Company will be required to pay to Shanghai Ecom $200,000 from its one half interest in operating profits generated by Shanghai Ecom, over a three year period from the effective date. Shanghai Ecom Trading Company, Ltd. is a Chinese corporation that engages in the business of distributing medical supplies and devices throughout the Peoples Republic of China. Shanghai Ecom has a license from the Peoples Republic of China to conduct such business.

On October 7, 2002, the Company entered into a distribution agreement with the Lin Bi Company of the Peoples Republic of China, and the Ying Kang Medical Equipment Company, also of the Peoples Republic of China. Both companies are involved in the business of distributing a wide range of medical equipment and health care products in the Peoples Republic of China. The term of the agreement was for a period of five years from the effective date. The Company paid, as consideration, 20,000 shares of its common stock for the use of its sales, distribution and manufacturing licenses, which was delivered to an intermediary agent pending receipt of a Chinese legal opinion. The shares paid to Lin Bi and Ying Kang were provided by the Barren Client Group.

On November 15, 2002, the Company acquired the rights to EZ Trac Labs, an operating unit of Stason Pharmaceuticals, a California corporation. As consideration for acquisition, the Company assumed a $175,000 outstanding note, and the Company paid the note with the equivalent in restricted common stock of the Company. EZ Trac Labs is in the business of developing "micro-spheres" which are used by medical researchers to study the effects of new surgical procedures and regional blood flow rate studies. The micro-spheres allow medical researchers to determine how blood chemistry is affected by various surgical procedures. EZ Trac has an existing client base including the Mayo Foundation, Genzyme, Inc., Stanford University, the United States Army, Texas A&M, and the University of Pennsylvania, with other established international clientele as well in Europe and Japan. This transaction became effective in January 2003.

On December 12, 2002, the Company announced that it signed a worldwide Cooperative Technical and Sales Distribution Agreement with Standard Chemical and Pharmaceutical, of Taiwan.

The above transactions, with the exception of Standard Chemical and EZ Trac Labs, are complete, but for delivery of the financial statements and a written legal opinion, required under Chinese law regarding compliance with the Foreign Investment Enterprises Provisions. This Chinese law requires a written legal opinion of Chinese counsel in order to finalize the Company's activity and legal status in the People's Republic of China.

In July 2003, the Company began negotiations to acquire an 80,000 square foot concrete block and brick facility in the southern United States. The building was completed in 1995 has an approximate fair market value of $7,500,000 and a $1,500,000 encumbrance. This acquisition is subject to refinancing of the property. This facility will be used for EZ Trac Labs and as a manufacturing facility for certain acquired technologies.

In conjunction with the facility acquisition, the Company has begun the negotiation of a $3,000,000 private placement.

As of the date of this report, EZ Trac Labs is the only element of the Company generating revenue. There can be no assurances that the acquisitions listed above other than EZ Trac Labs will be concluded or that, if concluded, they will produce revenue for the Company. These factors raise substantial doubt about its ability to continue as a going concern.

B. Business of Issuer

1) Principal products or services and their markets

Equipment and Other Services.

The Company, by and through the pending 2002 acquisitions as noted above, intends to proceed to develop its principal business on four separate but related fronts: (a) Proceed with developing the business of Global Glass Source Ltd.'s glass sales in the United States; (b) Leveraging the Company's business presence in China through its manufacturing and distribution associations and affiliations; (c) Further developing the business of its EZ Trac Labs; and (d) developing the Company's affiliation with Zhongshan Hospital Group in China.

         (a) Global Glass Source, Ltd. is a Hong Kong corporation that imports and sells glass products in the United States and Canada through its primary distribution contract with H & H Glass in the United States. The specific glass products sold by Global Glass Source to H & H Glass include glass bottles used in food service, such as bottles for beverage products; medical glass products such as test tubes and Petri dishes; and pharmaceutical glass products. H & H Glass then services three larger accounts that also act as distribution conduits to various food and pharmaceutical industry clients.

         (b) Leveraging the Company's presence in China will depend upon the Company taking action to attract medical products clients in the United States that wish to participate in the developing Chinese medical products market. Due to governmental control over the elements of commerce in the Peoples Republic of China generally, and specifically within each province of China, outside business entities in the United States cannot freely contract with Chinese business entities to either manufacture or distribute medical products within or without China without governmental compliance. These rules and regulations are often complex, cumbersome and time consuming. The Company believes that its association with Ying Kang and Lin Bi organizations in China will attract foreign companies wishing to distribute products inside the Fujian, Guangdong, Guangzhou City, Guanxi, Guizhou, Hunan and Jianxi provinces within China, representing over 400,000,000 persons and over 2,000 hospitals, since both Lin Bi and Ying Kang are established and bona fide distribution entities authorized by the Chinese government within their respective provinces. Likewise, the Company believes that, once fully effected, its association with Shanghai Ecom will also enhance and facilitate the attraction of foreign medical supply and device clients to the Company's Chinese infrastructure. Shanghai Ecom, like the Ying Kang and Lin Bi groups, has certified and authorized governmental presence in the aforementioned provinces within the Peoples Republic of China. The Company hopes to be able to attract American medical supply clients to utilize its Chinese presence to facilitate access to the Chinese medical supply and device market-one of the world's largest population centers. The Company has not, as of the date of this annual report, actually entered into any contracts for distribution of medical supplies or devices into the Peoples Republic of China, and does not have any such contracts in the negotiation stage at this time. However, Shanghai Ecom presently has contracts for the sale and distribution of cardiovascular products within the Shanghai province of China with B. Braun, a German manufacturer. It is anticipated by the Company that, upon satisfaction of its outstanding obligations under the acquisition agreement with Shanghai Ecom, that the Company will participate in the Shanghai Ecom business with Braun. The Company also believes that Shanghai Ecom is negotiating with other international medical supply companies for distribution rights in China, and that the Company will also benefit by those contracts, if and when they are consumated. Regardless, there is a risk involved in dealing with foreign governmental entities that may change its laws, rules and regulations that could have the affect of substantially limiting or preventing the Company to complete its business plans for the Chinese medical device and supply market.

         (c) The Company's EZ Trac Labs division has an established base of clients for its "micro sphere" products, and also enjoys established revenue streams. The Company plans to continue to develop EZ Trac's business, and intends to invest in hiring competent personnel to manage and develop EZ Trac's present and ongoing business. Specifically, the Company believes that EZ Trac's "micro sphere" technology will continue to be used within the United States. EZ Trac presently has in place contracts for the sale of its products in Canada, Japan, Great Britain, Sweden and Germany. To the extent that contracts exist with international entities and governments, certain risks and contingencies apply that could substantially limit or prevent the Company from doing business, completing business or otherwise conducting business in these markets in the future.

         (d) On December 27, 2002, the Company entered into a cooperative affiliation with the Zhongshan Hospital Group, one of the largest teaching hospitals in China, and a center for the research and treatment of cardiac illness. The Company believes that this association will increase the Company's visibility within China and give it increased exposure. Also, the association included setting up a research plus a training center within Zhongshan Hospital.

Other services

The Company closed its internet web service and structure that was acquired in 2000 under the name "dictionaryhill.com" in June 2003. The service was not offered to the public during fiscal years 2002 or 2003. The web service did not produce revenue during those time frames.

2) Distribution methods of the products or services

Marketing the Company's China related services are in their early stages at this time, due in part to the Company's ongoing efforts to finalize its association with Shanghai Ecom and a lack of financing. The Company retained the services of Mr. Brent Gulick, an industry consultant with expertise in the governmental and foreign medical products markets, to further the marketing strategy of the China medical products business model. The Company has yet to fully execute its executory obligations to Shanghai Ecom.

The Company also intends to market the products of EZ Trac Labs to a greater medical industry audience during 2003 through the retention of medical industry consultant Mr. Brent Gulick, who will represent the Company and attempt to increase accounts and possibly enter into other joint ventures, partnerships or other business entity associations.

The Company also intends to continue and develop its business conducted through Global Glass Source, Ltd., once the acquisition is fully effected. In this regard, the Company intends to retain industry consultants and sales persons who may expand the present customer base to other glass products distributors in the United States. The Company has not, as of the date of this annual report, retained the services of any consultants or sale persons to expand Global Glass Source's client/customer base.

4) Competition

With respect to the Chinese medical supply and device market, the Company does not have firm data regarding the nature and extent of like business activity in the Peoples Republic of China. The Company believes, based upon representations of its lead consultant, the Barren Client Group, that no American medical supply and device companies have yet significantly infiltrated the Chinese market. However, the Company is not aware of the activities of other industry leaders to break into the Chinese market, nor has the Company undertaken an independent evaluation of the Chinese market from the standpoint of competition. The Company's success within the Chinese medical supply and device market is contingent upon its early entrance into the Chinese market. To date, the Company is still in the preliminary stages of marketing itself in China, and has no firm contracts, joint ventures or other associations that would allow it to generate revenues.

Competition for the EZ Trac "micro sphere" products is less uncertain due to the patent issued that protects the product from duplication. This does not mean, however, that other products with similar uses are not in development that do not infringe upon the EZ Trac patent. The competition in this particular market is very specialized, and the Company's projected success is contingent upon maintaining current clients and expanding the client base and the greater adoption within the industry of the "micro sphere" technology. The Company believes that this product is unique for medical research and intends to invest more effort in 2003 at solidifying the products base.

Global Glass Source, Ltd. is one of many package container importers from the far east, including China. Competition is keen amongst those businesses active in the wholesale glass market.

5) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

EZ Trac Lab's "micro sphere" technology is the subject of United States patent #4,616,658 which expires in 2005. The "micro sphere" technology allows for a safe and inexpensive method of measuring blood flow in experimental animals using non-radioactively labeled micro spheres. The micro spheres may be comprised of a variety of materials, including latex and agarose, and may be labeled with colored dyes or by linkage to enzymes orplantenzymes.. After injection and circulation of the micro spheres throughout the animal's system, blood flow to particular tissue may be measured by counting the number of micro spheres in the tissue sample, the initial number of micro spheres in the animal's blood stream having been measured shortly after injection. In the case of micro spheres labeled with colored dyes, the spheres may be counted in tissue either after separation from the tissue or while still trapped in the tissue's capillaries. Techniques for separating the micro spheres from blood and tissue are also provided.

6) Effect of existing or probable governmental regulations on the business

The Company believes that it is in compliance with, and will be able to comply, in all material respects, with U.S. laws and regulations governing its operations. However, in order to comply with China's Foreign Investment Enterprises Provisions, the Company is awaiting from Chinese legal counsel an opinion as to the status of, and compliance with said provisions. Upon receipt of said legal opinion, the Company believes that it will have complied with all foreign rules and regulations respecting it foreign acquisitions.

7) Research and development activities

The Company has not undertaken any research and development during 2002.

8) Number of total employees and number of full time employees

The Company currently has no employees, only independent contractors.

C. Reports to Security Holdings

(1)  Annual reports

The Company intends to voluntarily deliver annual reports to security holders on an annual basis after the conclusion of fiscal 2003. Such annual reports will include audited financial statements.

(2) Periodic reports with the SEC

Over the course of fiscal 2002, the Company has filed periodic, current and annual reports with the Securities and Exchange Commission.

(3)  Availability of filings

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

The Company's principal address is 23282 Mill Creek Drive, Ste. 225 Laguna Hills, CA 92653. The Company's telephone number is (949) 305-7105. The Company rents space at this address on a month-to-month basis.

The facilities consist of an office configuration of approximately 800 square feet comprising main open space office area including conference area and a separate office. The Company believes that these facilities are adequate to meet its current needs. However, as the Company obtains financing and implements its business plan, it may need to relocate its headquarters. Its offices are in good condition and are sufficient to conduct the Company's operations. The Company anticipates such facilities are available to meet its development and expansion needs in existing and projected target markets for the foreseeable future.

The Company also rents laboratory space from Stason Pharmaceuticals, Inc. at 11 Morgan, Irvine CA. The space occupied at this location is approximately 1,200 square feet.

The Company does not intend to renovate, improve, or develop properties. The Company is not subject to competitive conditions for property and currently has no property to insure. The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

Barren and Benz v. 37POINT9 On November 16, 2001, Bruce W. Barren, Christopher
J. Benz, Beacon Capital, Inc. and Night Light, LLC filed an action against various defendants, including the Company, bearing case number BC262015 in the Superior Court for the State of California, County of Los Angeles. The suit was never formally served on the Company. Plaintiffs sought damages for breach of contract that allegedly gave plaintiff's a right to acquire restricted common stock of the Company on a non-dilutive basis, based upon plaintiffs' investments with the Company. On March 13, 2002, the suit was dismissed against the Company with prejudice, after the Company agreed to pay to the plaintiffs 31,912,467 non-dilutable shares of preferred common stock in the Company, which constituted 52.5% of the voting shares of the Company.

37POINT9 v. CHARLES KALLMANN, ET AL. filed in the United States District Court for the Southern District of California; Case No. 02 CV 431 H [NLS]. The company alleged that Defendant Kallmann, acting as an affiliate of Cerno Holdings, perpetrated a fraud on the Company by representing that he had conveyed to the Company all legal right, title and interest in certain products purported to be owned by Cerno in June 2001. The Company moved to amend its complaint to add parties. However, the additional parties resulted in the court losing jurisdiction over the case. Judge Marilyn Huff on her own motion, dismissed the action due to lack of jurisdiction over the additional parties, without prejudice.

MAGNA IV, LTD. V. 37POINT9; filed in the San Diego Superior Court; Case No. GIC 792721. Plaintiff sought damages, injunctive and declaratory relief against the Company for the Company's public representations regarding the ownership of products it purchased from Cerno Holdings, Ltd. in July, 2001. Plaintiff alleged that it was the sole owner of the properties. The Company filed a cross complaint against Synergie Holdings, Ltd., a Florida Corporation and Charles Kallmann, former control person of Cerno Holdings, Synergie Holdings and a former director of the Company. The Company's cross complaint alleged that it owned the products outright; that Kallmann engaged in fraud in selling the products to the Company; and that Synergie Holdings had no legal ownership of the products. The Company reached a settlement agreement with Magna IV and cross defendant Charles Kallmann on May6, 2003, whereby ownership of the disputed products was returned to plaintiff in exchange for a release of all claims. The scope of the release extends to all past, present and unknown future claims that the parties may have against one another. The Company's cross complaint against Synergie Holdings, Ltd. was dismissed without prejudice, thereby concluding the action.

Randall Goulding, The Goulding Trust v. Global Medical Products Holdings, Inc. (erroneously sued as "37Point9"). This action was filed in the United States District Court for the Northern District of Illinois bearing case number 02L8243. This action alleges breach of contract and breach of consulting agreement against the Company. The case was settled in July 2003 for the amount of $45,000 less an adjustment for previously issued shares and to be paid in two installments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2002, a special meeting of the majority shareholders was called pursuant to the Company's bylaws. A quorum was present, and the shareholders considered two matters, (1) Whether or not to adopt a change of the Company's name to Global Medical Products Holdings, Inc.; and (2) Whether to approve a reverse split of the Company's common shares at a ratio of 50:1. Both issues were approved by a majority of the shareholders, and a subsequent Current Report on Form 8-K was filed on November 22, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market information

The Company's common stock was quoted on the NASD Over-the-Counter Bulletin Board during fiscal years 2001 and 2002. The Company was delisted from the Over-The-Counter Bulletin Board on May 23, 2003 for failure to comply with NASD Rule 6530 relating to being current on all financial reports. Since that time the Company's stock has been quoted on the "Pink Sheets" a service operated by Pink Sheets LLC. The Company intends on arranging with an SEC-registered broker/dealer for the preparation and filing of Form 211 with the NASD OTC Compliance Unit which will represent the compliance with Rule 15c2-11 of the Securities and Exchange Commission and the filing and requirements of NASD Rule 6740.

The table below sets forth the quarterly high and low closing sales price for the Company's common stock for the period of January 1, 2002 through December 31, 2002 and January 1, 2001 through December 31, 2001 reported on a split adjusted basis.

Fiscal 2001
-----------
Quarter             High              Low
1st                27.50             25.00
2nd                 8.00              5.50
3rd                 4.50              0.55
4th                 4.75              0.30

Fiscal 2002
-----------
Quarter            High              Low
1st                0.45              0.10
2nd                0.25              0.10
3rd                0.39              0.15
4th                0.30              0.05

B. Holders

As of the date of this statement, the Company has 252 holders of record of its common stock.

C. Dividends

The Company has not declared any cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in its business. Any decisions as to future payments of dividends will depend on the Company's earnings and financial position and such other facts as the board of directors deems relevant

D. Securities authorized for issuance under equity compensation plans

Not applicable.

E. The details of the common stock issues in the past fiscal year which were registered under the Securities Act follows(reported split adjusted):

On February 21, 2002, the Company registered 1,220,000 shares of common stock in a Form S-8 registration statement pursuant to employment, consulting and professional service agreements for continued services by officers, attorneys, directors and consultants to Registrant, including services related to sales and marketing of the Company's products and services; and seeking joint ventures and potential acquisitions; all of the foregoing in furtherance of the Registrant's business.

On May 21, 2002, the Company registered 1,160,000 shares of common stock in a Form S-8 registration statement pursuant to employment, consulting and professional service agreements for continued services by officers, attorneys, directors and consultants to Registrant, including services related to sales and marketing of the Company's products and services; and seeking joint ventures and potential acquisitions; all of the foregoing in furtherance of the Registrant's business.

On October 17, 2002, the Company registered 900,000 shares of common stock in a Form S-8 registration statement pursuant to employment, consulting and professional service agreements for continued services by officers, attorneys, directors and consultants to Registrant, including services related to sales and marketing of the Company's products and services; and seeking joint ventures and potential acquisitions; all of the foregoing in furtherance of the Registrant's business.

On February 14, 2003, the Company registered 4,500,000 shares of common stock in a Form S-8 registration statement pursuant to employment, consulting and professional service agreements for continued services by officers, attorneys, directors and consultants to Registrant, including services related to sales and marketing of the Company's products and services; and seeking joint ventures and potential acquisitions; all of the foregoing in furtherance of the Registrant's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10K-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. The Company urges you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10K-SB, reflect the Company's current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting its operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks the Company faces, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

   1. The Company's ability to maintain, attract and integrate internal management, technical information and management information systems;

   2. The Company's ability to generate client demand for its products and services;

   3. The Company's ability to generate adequate funding in order to implement its business plan;

   4. The Company's ability to contract for the development of its China business model;

   5. The intensity of competition; and

   6. General economic conditions and uncontrollable conditions related to doing business in the Peoples Republic of China.

All statements made in connection with this Form 10K-SB that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Overview

Global Medical Products Holdings, Inc. is a Nevada corporation in good standing presently engaged in the business of: marketing distribution and manufacturing services in the Peoples Republic of China to western medical supply and device companies; manufacturing and selling its EZ Trac Labs "micro sphere" products to medical research facilities, universities, and the private sector; and developing its marketing and sales of medical and pharmaceutical glass through Global Glass Source, Ltd.

During the next twelve months the Company intends to expand its presence in the Chinese medical products sales and manufacturing areas. The Company believes that once all of its acquisitions are finalized through the issuance of appropriate legal opinions, the transfer of ownership is completely effected, and revenues are fully controlled by the Company it will be able to begin the marketing campaign to American companies involved in the manufacture and sale of medical products with its primary focus being the cardiological area. It will also expand its presence through the cooperative agreement with the Zhongshan Hospital by providing it with the necessary equipment and research tools. The Company will also begin a marketing campaign to recruit clinical trials to be performed at the hospital.

Additionally, the Company will expand the marketing of its EZ Trac Labs' products and analytical services to a more diverse group of clients. EZ Trac Labs will continue to emphasize the research and development of new products through its affiliation with several research scientists.

EZ Trac Labs, which the Company is now operating through independent contractors, will begin the process of recruiting qualified lab technicians and sales/marketing personnel. The ability to remain at its current location will result in a significant cost savings for the company since it rents not only the lab space but the analytical equipment as well. EZ Trac fully expects to increase its sales of products and services during the next twelve months. Although EZ Trac has numerous accounts, the company believes that through an expanded marketing campaign that sales can be raised dramatically.

The Company presently needs short term financing to meet its cash requirements for ongoing office and professional costs. It is anticipated that once all acquisitions are finalized that a revenue flow will begin and the company can proceed with its business plan. The revenues generated by the EZ Trac Labs operation will sustain The EZ Trac Labs operating costs and allow for continued research and development of new products.

Although the Company contemplates no problems with the final acquisitions, there does still exist the possibility that the Chinese regulations could interfere with the company's business plan. On the assumption that the Chinese legal reviews of the acquisitions are positive, the Company believes that the next twelve months of operation will be successful.

Results of Operations

The Company has conducted its operations since 1997. The Company has generated $8,666 revenues to date and has accumulated losses $2,721,473 for the year ended 2002 and $9,484,400 from the Company's inception until December 31, 2002.

The Company is actively seeking to reverse its losses by implementing the business acquisition strategy outlined above, and being executed under the auspices of the consulting work of Mr. Bruce Barren and the Barren Client Group. Although the Company can make no guarantees regarding the ultimate outcome of the acquisition efforts based upon the consultant's strategy, the Company believes strongly that if successful, the Company will secure active revenues that will eventually help the Company reverse its present and historical losses.

Liquidity and Capital Resources

The Company had net cash used in operating activities for the year ended of $51,510, and since inception for the period of June, 2, 2000 to December 31, 2002 of $225,615. In lieu of cash, the Company's has issued common stock for services rendered and for future services to be performed.

The Company's current operations are cash flow negative and as of December 31, 2002, the Company had a negative working capital $249,000. The Company believes that unless and until it is able to generate adequate amounts of short term cash to sustain its current operations, that its future as a going concern is in significant doubt. The Company believes that should its acquisition strategy be successful both short term and long term liquidity will improve. However, there is no guarantee that the acquisition strategy outlined above will be successful. In the event that the strategy fails, the Company's short term and long term liquidity are in grave doubt, since present cash sources from both operations and outside sources are inadequate to sustain the Company's future business.

Revenues. From the Company's inception to date, has generated $8,666 in revenues. The Company's revenues are significantly attributable to sales of its services. The Company has not initiated sales of its products to date.

Expenses. The Company incurred expenses for the operating period January 1, 2002 to December 31, 2002, totaling $1,936,945. Expenditures were primarily due to costs incurred for management fees, professional fees, marketing, services, rent amortization and other various expenses.

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   1. On March 28, 2003, the Company notified Weinberg & Company, P.A., CPAs that it had been dismissed as the Company's independent auditor as of March 19, 2003. The principal accountant's report on the financial statements for the past two years had been modified by the inclusion of an explanatory paragraph addressing the ability of the Company to continue as going concern. Weinberg & Company, P.A.'s report did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. The decision to change auditors was recommended and approved by the Board of Directors of Global Medical Products Holdings, Inc. with respect to the audits of Global Medical Products Holdings, Inc. financial statements for each of the two fiscal years ended December 31, 2001 and 2000 and during the most recent period preceding the dismissal of Weinberg & Company, P.A., CPAs, there were no disagreements between Global Medical Products Holdings, Inc. and Weinberg & Company, P.A., CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg & Company, P.A., CPAs would have caused that accounting firm to make reference to the subject matter of the disagreement in connection with its report.

   2. Stonefield Josephson, Inc., Certified Public Accountants and Business Advisors were retained as Global Medical Products Holdings, Inc.'s new independent accountants as of April 1, 2003. The decision to engage Stonefield Josephson, Inc. was approved by Global Medical Products Holdings, Inc.'s Board of Directors.

   3. On July 18, 2003, the Board of Directors voted to dismiss Stonefield Josephson, Inc. as the Company's independent auditor and they were notified as such on July, 23, 2003. Stonefield Josephson, Inc. never filed with the Company a report on the Company's financial statements for either fiscal year 2002 or 2001. As of the date of this filing the Company is not aware of any written disagreements between the Company and Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, Inc. would have caused that accounting firm to make reference to the subject matter of the disagreement in connection with its report. Stonefield Josephson did not issue any report on the company during their tenure.

   4. On July 18, 2003, the Board of Directors approved the retention of Jay Shapiro, CPA as the Company's independent accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The board of directors elects the Company's executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. The Company's directors and executive officer are as follows:

Officer or Director

     Name                      Age           Office                       Since
     ----                      ---           ------                       -----
     Douglas P. Brown          54       Acting Chairman of                 2001
                                        the Board and President

     Karl R. Rolls, Jr.        55       Director, Vice President,          2001
                                        and Secretary / Treasurer

     Harry T. Fan              45       Director                           2002

All directors serve until the next Annual Meeting of the shareholders.

The following is a summary of the business experience of each executive officer and director of the Company:

Douglas P. Brown, Acting Chairman of the Board and President has extensive public & private sector management experience. Prior to joining the Company, he was VP of a San Diego investor relations firm. Additionally, he managed several stock brokerage offices and held management positions with criminal justice agencies in the Las Vegas and Denver areas. Mr.
Brown was appointed to the Board of Directors and as President on July 15, 2001

Karl R. Rolls, Jr. is Executive VP & Secretary / Treasurer and Director. He is a licensed attorney in California and has been an advisor to several public companies in the California area. Mr. Rolls was appointed as Director and Secretary Treasurer on June 11, 2001.

Mr. Harry Fan, CEO of Stason Pharmaceuticals, Inc., Irvine, Calif., has been with Stason since its founding in 1994. Mr. Fan, has an MBA from California State University, Fullerton and a Bachelor of Science, Electrical Engineering from the University of California, Irvine. Mr. Fan previously was engaged with Standard Chemical & Pharmaceutical Co., Ltd., located in Taiwan and a publicly traded company on the Taiwan Stock Exchange, as Assistant Manager with duties in accounting, manufacturing work flow and project analysis. Mr. Fan presently serves as a director of CNH Technologies, Inc., a biotech company in Woburn, Massachusetts; as a director of Shanghai Ecom International, a biomedical product marketing company in Shanghai China; and as CEO of Boscogen, Inc., a California-licensed drug wholesaler located in Irvine, California.

Board Committees

The Company currently has no compensation committee or other board committee performing equivalent functions.

Employees

The Company currently has no employees.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

The Company does not have employment agreements with its executive officers. The Company will determine, at the appropriate time in consultation with its counsel, the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company plans to have these agreements completed by the beginning of 2004. The Company has no proposal, understanding or arrangement concerning accrued earnings to be paid in the future

The following table sets forth certain information concerning compensation earned by the Company's current and former Chief Executive Officers and certain executive officers of the Company as of December 31, 2002 for services rendered in all capacities to the Company during the last fiscal year.

---------------------------------------------------------------------------------------------
                                      Annual Compensation
---------------------------------------------------------------------------------------------

   Name and Principal          Fiscal     Salary        Bonus               Other Annual
        Position                Year                 Compensation     (Shares of Common Stock)
    Douglas P. Brown                                 $360,000 (1)            $163,300 (1)
 Acting Chairman of the        2002
   Board and President

   Karl R. Rolls, Jr.                                $180,000 (1)            $183,500 (1)
Director, Vice President,      2002
        Secretary

        Harry Fan              2002                                           $25,000 (1)
        Director

(1) Based on stock price for shares of common stock on the date issued.

Employment Contracts

The Company does not have employment agreements, only contracts for independent contractors for services being rendered.

Board Compensation

Members of the Company's board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than five percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, the Company believes that during the fiscal year 2002 all Section 16(a) filing requirements applicable to our executive officers, directors and five percent beneficial owners were complied with except as hereinafter discussed.

Mr. Douglas P. Brown and Mr. Karl R. Rolls, Jr. did not timely file their Form 4 filings during the fiscal year preceding December of 2002. Mr. Brown filed Form 5 incorporating Form 4 on May 14, 2003 and is current with his filings. Mr. Rolls will file his inclusive Form 5 shortly. Mr. Charles Kallmann, former Chairman of the Board, failed to file his Form 4 during his tenure or thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, for those individuals and entities owing more than 5% of the Company's common stock, including the Company's directors and executive officers as a group. To the best of the Company's knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the company.

The following table sets forth certain information as of April 10, 2003 with respect to the beneficial ownership of the common and preferred stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
                      Name and Amount and
  Title of Class   Address of Beneficial Owner          Nature of Beneficial Owner       Percent of Class
  --------------   ---------------------------          --------------------------       ----------------
      Common       H & H Glass, Inc                             18,281,499                    24.680%
                   23282 Mill Creek Dr. Ste. 200
                   Laguna Hills, CA 92653 (1)

      Common       JWG Enterprises, Inc.                        13,886,666                    18.747%
                   28188 Rey de Copas
                   Malibu, CA 90265

      Common       The EMCO/Hanover Group, Inc.                  6,480,000                     8.748%
                   C/O 305 North El Norte Parkway
                   #455
                   Escondido, CA 92026

      Common       Hanover Federal Capital Corp                  5,277,622                     7.125%
                   C/O 305 North El Norte Parkway
                   #455
                   Escondido, CA 92026

      Preferred    JWG Enterprises, Inc.                         3,630,800                    100% (3)
      (2)          28188 Rey de Copas
                   Malibu, CA 90265




(b) Security ownership of management.

                      Name and Amount and
  Title of Class   Address of Beneficial Owner          Nature of Beneficial Owner       Percent of Class
  --------------   ---------------------------          --------------------------       ----------------
      Common       Douglas P. Brown                             2,136,430                       3.55%
                   23282 Mill Creek Dr. Ste. 200
                   Laguna Hills, CA 92653

      Common       Karl R. Rolls, Jr.                           3,572,087                       5.94%
                   23282 Mill Creek Dr. Ste. 200
                   Laguna Hills, CA 92653

      Common       Harry S. Fan                                   333,333                       0.55%
                   23282 Mill Creek Dr. Ste. 200
                   Laguna Hills, CA 92653

      Common       All executive officers and
                   Directors as a group (3 persons)             6,041,850                      10.05%

         (1) These shares, while issued to H & H Glass, Inc., are held in a constructive trust pending distribution after receipt of the appropriate opinion of Chinese legal counsel regarding compliance with the Foreign Investment Enterprises Provisions.
         (2) The preferred shares hold 10 for 1 voting rights with the common stock shareholders.
         (3)      Represents 52.5 per cent voting control of the Company.

These tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 60,102,024 shares of common stock outstanding as of December 31, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 2, 2002, the Company entered into a stock purchase agreement with EMCO Hanover Group and Hanover Federal Capital Corp. to provide for payment of salaries, directors fees, legal fees, and certain consulting fees in the amount of 10,183,333 free trading shares of the common stock of the Company in order to obtain commitment of the individuals involved. The entities were reimbursed on a 2:1 basis for shares of restricted common stock of the Company. A finance charge of 916,000 in common stock was paid. This was done to reduce the number of "Registration of Securities to be offered to employees pursuant to an employee benefit plan" filings during the next fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

On March 7, 2002, the Company reported an "Other Event" on Form 8-K the filing of litigation against former director, Chief Executive Officer and Chairman of the Board of Directors Charles Kallmann.

On October 9, 2002, the Company reported the acquisition of Global Glass Source, Ltd. Lin Bi and Ying Kang medical products distribution companies in the Peoples Republic of China, and the announcement of the executory acquisition contract with Shanghai Ecom. The Company also updated issues related to litigation with Mr. Kallmann.

ITEM 14. PROCEDURES AND CONTROLS

(a) Evaluation of disclosure controls and procedures.

     The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

(b) Changes in internal controls.

     The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.

Date:  July 25, 2003

By:  /s/ Douglas P. Brown
     --------------------
     Douglas P. Brown
     President and Director

By:  /s/ Karl R. Rolls, Jr.
     ----------------------
     Karl R. Rolls, Jr.
     Executive Vice President and
     Secretary/Treasurer

                                 CERTIFICATIONS

I, Douglas Brown, certify that:

1. I have reviewed this annual report on Form 10K-SB of Global Medical Products Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 25, 2003

By:  /s/ Douglas P. Brown
     --------------------
     Douglas P. Brown
     President, Director
     And Acting Chief Financial Officer

                                 CERTIFICATIONS

I, Karl R. Rolls, certify that:

1. I have reviewed this annual report on Form 10K-SB of Global Medical Products Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 25, 2003

By:  /s/ Karl R. Rolls, Jr.
     --------------------
     Karl r. Rolls, Jr.
     Executive Vice President, Director
     And Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Global Medical Products Holdings, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:    July 25, 2003                By: /s/ Douglas P. Brown
                                          ----------------------------
                                          Douglas P. Brown
                                          President, Director and
                                          Acting Chief Financial Officer

                                          /s/ Karl R. Rolls, Jr.
                                          ----------------------------
                                          Karl r. Rolls, Jr.
                                          Executive Vice President, Director
                                          And Secretary/Treasurer

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                         AND THE PERIOD FROM (INCEPTION)

                        JUNE 2, 2000 TO DECEMBER 31, 2002

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE F 1       INDEPENDENT AUDITORS' REPORT

PAGE F 2       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE F 3 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM JUNE 2, 2001 (INCEPTION) TO DECEMBER 31, 2002

PAGE F 4       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

PAGE F 5-7     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD
               FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2002

PAGE F 8 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD FROM JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2002

PAGES F 9-23   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD FROM
               JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Global Medical Products Holdings, Inc.
Laguna Hills, California

We have audited the accompanying consolidated balance sheet of Global Medical Products Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2001 and December 31, 2002 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Medical Products Holdings, Inc. and Subsidiaries as of December 31, 2001 and December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, several pending acquisitions, a working capital deficit of $249,000, an accumulated deficit of $7,190,600, a significant 2002 net loss of $2,234,000 and was unable to generate any cash from operations during the two years ended December 31, 2002, all of which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Jay Shapiro, CPA

JAY J. SHAPIRO, CPA
a professional corporation

Los Angeles, California
July 20, 2003

                     GLOBAL MEDICA PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                       BALANCE SHEET - DECEMBER 31, 2002

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $       486
                                                                    ------------
          Total assets                                              $       486
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $   200,486
  Loans payable - related parties                                        49,000
                                                                    ------------
          Total current liabilities                                 $   249,486

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; 50,000,000 shares
     authorized, 3,630,800 issued and outstanding                         3,630
  Common stock; $.001 par value; 400,000,000 shares
     authorized. 57,542,835 shares issued and outstanding                57,543
  Additional paid-in capital                                          9,237,063
  Stocks held in trust                                               (1,658,000)
  Deferred compensation expense                                        (699,000)
  Deficit accumulated during development stage                       (7,190,236)
                                                                    ------------
          Total stockholders' deficit                                  (249,000)
                                                                    ------------
          Total liabilities and stockholders' deficit               $       486
                                                                    ============

   The accompanying notes are an integral part of these financial statements


                         GLOBAL MEDICA PRODUCTS HOLDINGS, INC.
                                   AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the period
                                         For the year    For the year   since inception on
                                            ended           ended       June 2, 2000 to
                                         December 31,    December 31,    December 31,
                                             2002            2001             2002
                                         -------------   -------------   -------------
NET REVENUE                              $         --    $      8,666    $      8,666
                                         -------------   -------------   -------------

OPERATING EXPENSES:
  Professional and consulting fees          1,248,677       4,791,094       6,039,771
  Impairment expense                               --          97,901          97,901
  Other operating expenses                     69,683          75,547         145,230
                                         -------------   -------------   -------------
                                            1,318,360       4,964,582       6,282,902
                                         -------------   -------------   -------------

LOSS FROM OPERATIONS                       (1,318,360)      4,964,582       6,282,902
                                         -------------   -------------   -------------

  Interest expense                           (916,000)             --        (916,000)
                                         -------------   -------------   -------------

NET LOSS                                 $ (2,234,360)   $ (4,955,876)   $ (7,190,236)
                                         =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED   $      (0.12)   $      (2.36)
                                         =============   =============
WEIGHTED AVERAGE COMMON STOCK
  SHARES OUTSTANDING                       18,060,000       2,095,731
                                         =============   =============

       The accompanying notes are an integral part of these financial statements

                         GLOBAL MEDICA PRODUCTS HOLDINGS, INC.
                                   AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                         For the period
                                           For the         For the      since inception on
                                          year ended      year ended    June 2, 2000 to
                                          December 31,    December 31,    December 31,
                                              2002            2001            2002
                                          ------------    ------------    ------------
COMPREHENSIVE LOSS

NET LOSS                                  $(2,234,360)    $(4,955,876)    $(7,190,236)

  Unrealized loss on available
   for sale securities                          9,000          (9,000)             --
                                          ------------    ------------    ------------

COMPREHENSIVE LOSS                        $(2,225,360)    $(4,964,876)    $(7,190,236)
                                          ============    ============    ============

       The accompanying notes are an integral part of these financial statements

                                               GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                                          AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 FOR THE PERIOD SINCE INCEPTION ON JUNE 2, 2000 TO DECEMBER 31, 2002

                                            Preferred Stock                   Common Stock                Stocks Held In Trust
                                      -----------------------------   -----------------------------   -----------------------------
                                         Shares          Amount          Shares          Amount          Shares          Amount
                                      -------------   -------------   -------------   -------------   -------------   -------------
For the period since inception on
June 2, 2000 to December 31, 2000
(as restated for reorganization)                --    $         --         700,000    $        700              --              --

Stocks transferred in
recapitalization                                --              --         595,199             595              --              --

Unrealized loss on available
for sale securities                             --              --              --              --              --              --

Common stock issued for
services, as restated                           --              --       3,617,000           3,617              --              --

Net loss for the year ended
December 31, 2001                               --              --              --              --              --              --
                                      -------------   -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2001                    --              --       4,912,199           4,912              --              --

Issuance of common stock for services
at $0.24 per share - February 2002              --              --         900,000             900              --              --

Issuance of common stock for services
at $0.29 per share - February 2002              --              --         320,000             320              --              --

Common stock cancelled - February 2002
at $1.15 per share - February 2002              --              --        (203,500)           (204)             --              --

Issuance of preferred stock to
settle litigation at $0.01 per
share-March 2002                        31,912,467          31,912              --              --              --              --

Issuance of common stock for
services and satisfaction of certain
accrued expenses at $0.32 per share
- May 2002                                      --              --         560,000             560              --              --

Issuance of common stock for cash
received in 2001                                --              --          11,111              11              --              --

Issuance of common stock for services
at $0.32 per share - July 2002                  --              --          40,000              40              --              --

Issuance of common stock for services
at $0.22 per share - September 2002             --              --         600,000             600              --              --

Issuance of common stock for services
at $0.23 per share - September 2002             --              --         344,000             344              --              --

Issuance of common stock for services
at $0.14 per share - October 2002               --              --         424,000             424              --              --

Issuance of common stock for services
at $0.29 per share - October 2002               --              --          92,010              92              --              --

Issuance of preferred stocks in
exchange for common stocks               3,630,800           3,630     (16,533,334)        (16,534)             --              --

Issuance of common stock in exchange
for preferred stocks- December 2002    (31,912,467)        (31,912)     23,233,779          23,234              --              --

Issuance of common stock for services
& re-payment of loan at $0.09 per
share - December 2002                           --              --      12,637,772          12,638              --              --

Issuance of common stock for
finance charge at $0.09 per share
- December 2002                                 --              --      10,183,333          10,183              --              --

Issuance of common stock for
re-payment of loan at $0.09 per
share - December 2002                           --              --       1,600,561           1,601              --              --

Issuance of common stock for                    --              --      18,420,093          18,420     (18,420,093)     (1,658,000)
acquisition

Realized gain on available for sale             --              --              --              --              --              --

Deferred compensation expense - net             --              --              --              --              --              --

Beneficial feature conversion                   --              --              --              --              --              --

Net loss for the year ended
December 31, 2002                               --              --              --              --              --              --
                                      -------------   -------------   -------------   -------------   -------------   -------------

                                         3,630,800           3,630      57,542,835          57,543     (18,420,093)     (1,658,000)
                                      =============   =============   =============   =============   =============   =============

                              The accompanying notes are an integral part of these financial statements continued on next page


continued from previous page

                                               GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                                          AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 FOR THE PERIOD SINCE INCEPTION ON JUNE 2, 2000 TO DECEMBER 31, 2002

                                                                                          Deficit
                                                                        Accumulated     accumulated
                                         Additional       Deferred          Other       during the         Total
                                          paid in       compensation    Comprehensive   development     stockholders'
                                           capital          costs            Loss           stage           deficit
                                        -------------   -------------   -------------   -------------   -------------
For the period since inception on
June 2, 2000 to December 31, 2000
(as restated for reorganization)        $       (605)   $         --    $         --    $         --    $         95

Stocks transferred in
recapitalization                             102,592        (114,359)             --              --          17,993

Unrealized loss on available
for sale securities                               --              --          (9,000)             --          (9,000)

Common stock issued for
services, as restated                      4,848,126        (470,807)             --              --       4,558,164

Net loss for the year ended
December 31, 2001                                 --              --              --      (4,955,876)     (4,955,876)
                                        -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2001               4,915,813        (585,166)         (9,000)     (4,955,876)       (388,629)

Issuance of common stock for services
at $0.24 per share - February 2002           215,100              --              --              --         216,000

Issuance of common stock for services
at $0.29 per share - February 2002            92,480              --              --              --          92,800

Common stock cancelled - February 2002
at $1.15 per share - February 2002          (229,796)             --              --              --        (230,000)

Issuance of preferred stock to
settle litigation at $0.01 per
share-March 2002                                  --              --              --              --          31,912

Issuance of common stock for
services and satisfaction of certain
accrued expenses at $0.32 per share
- May 2002                                   178,640              --              --              --         179,200

Issuance of common stock for cash
received in 2001                                 (11)             --              --              --               0

Issuance of common stock for services
at $0.32 per share - July 2002                12,760              --              --              --          12,800

Issuance of common stock for services
at $0.22 per share - September 2002          131,400              --              --              --         132,000

Issuance of common stock for services
at $0.23 per share - September 2002           78,776              --              --              --          79,120

Issuance of common stock for services
at $0.14 per share - October 2002             58,936              --              --              --          59,360

Issuance of common stock for services
at $0.29 per share - October 2002             26,588              --              --              --          26,680

Issuance of preferred stocks in
exchange for common stocks                    12,904              --              --              --              --

Issuance of common stock in exchange
for preferred stocks- December 2002            8,678              --              --              --              --

Issuance of common stock for services
& re-payment of loan at $0.09 per
share - December 2002                      1,155,518              --              --              --       1,246,450

Issuance of common stock for
finance charge at $0.09 per share
- December 2002                              906,317              --              --              --         916,500

Issuance of common stock for
re-payment of loan at $0.09 per
share - December 2002                         33,400              --              --              --          35,000

Issuance of common stock for               1,639,580              --              --              --              --
acquisition

Realized gain on available for sale               --              --           9,000              --              --

Deferred compensation expense - net               --        (113,834)             --              --        (113,834)

Beneficial feature conversion                     --              --              --              --          49,000

Net loss for the year ended
December 31, 2002                                 --              --              --      (2,234,360)     (2,234,360)
                                        -------------   -------------   -------------   -------------   -------------

                                           9,237,063        (699,000)             --      (7,190,236)       (249,000)
                                        =============   =============   =============   =============   =============

                              The accompanying notes are an integral part of these financial statements

                                       GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                                  AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                         For the
                                                                                                        period since
                                                                          For the year   For the year   inception on
                                                                             ended         ended       June 2, 2000 to
                                                                          December 31,   December 31,   December 31,
                                                                              2002           2001           2002
                                                                          ------------   ------------   ------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
Net loss                                                                  $(2,234,360)   $(4,964,876)   $(7,150,173)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED FOR OPERATING ACTIVITIES:
     Issuance of common shares for services                                   795,627      4,500,764      5,870,954
     Loss on impairment of property and equipment                                  --         97,901         97,901
     Issuance of common stocks as payment for finance charge                  916,500             --        916,500
     Amortizaton of  deferred compensation costs                              481,886             --        481,886

     (INCREASE) DECREASE IN ASSETS:
          Accounts receivable                                                      --          5,726          5,726
          Employee advance                                                      4,500         (4,500)            --
          Cash overdraft                                                           --            340            340

     INCREASE (DECREASE) IN LIABILITIES:
          Accounts payable and accrued expenses                               (30,481)       126,853         96,372
          Other payables                                                       69,640             --         69,640
          Deferred revenues                                                    (2,812)        (2,813)        (5,625)
                                                                          ------------   ------------   ------------
               Net cash used for operating activities                         (51,510)      (174,105)      (225,615)
                                                                          ------------   ------------   ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Acquisition of equipment                                                         --        (31,923)       (31,923)
  Other assets                                                                     --            500            500
                                                                          ------------   ------------   ------------
               Net cash used for investing activities                              --        (31,423)       (31,423)
                                                                          ------------   ------------   ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable, officer                                           2,078             --          2,078
  Proceeds from convertible notes payable-related parties                      49,000             --         49,000
  Proceeds from other payable                                                      --        206,446        206,446
                                                                          ------------   ------------   ------------

               Net cash provided by financing activities                       51,078        206,446        257,524
                                                                          ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (432)           918            486

CASH AND CASH EQUIVALENTS, beginning                                              918             --             --
                                                                          ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, ending                                         $       486    $       918    $       486
                                                                          ============   ============   ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                       $        --    $        --    $        --
                                                                          ============   ============   ============
   Income taxes                                                           $        --    $        --    $        --
                                                                          ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stocks issued for services not yet rendered                        $   865,220    $        --    $   865,220
                                                                          ============   ============   ============
Issuance of common stocks in exchange for preferred stocks                $    31,912    $        --    $    31,912
                                                                          ============   ============   ============
Issuance of preferred stock in exchange for common stocks                 $    16,533    $        --    $    16,533
                                                                          ============   ============   ============
Issuance of common stocks used for acquisition and acquisition fees       $ 1,657,808    $        --    $ 1,657,808
                                                                          ============   ============   ============
Conversion of loans payable to common stocks                              $   265,000    $        --    $   265,000
                                                                          ============   ============   ============
Return of 10,000,000 shares of common stock                               $  (230,000)   $        --    $  (230,000)
                                                                          ============   ============   ============

                      The accompanying notes are an integral part of these financial statements

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Global Medical Products Holdings, Inc. (the "Company"), formerly known as 37Point9, ("37Point9"), incorporated under the laws of the state of Nevada on August 27, 1997 and its subsidiaries:

         a) Cerno Holdings, Ltd. ("Cerno"), incorporated under the laws of the State of Nevada on June 2, 2000 (owned 100% by the Company); and
         b) Acquagiene Products Unlimited ("Aqua"), incorporated under the laws of the State of Nevada on February 1, 2001 (owned 100% by Cerno) ; and
         c) E Z Trac, Inc incorporated under the laws of the State of Nevada on December 31, 2002 (owned 100% by the Company)

         The Company, currently considered a development stage enterprise, under the guildelines of Statement of Financial Accounting Standards ("SFAS") No. 7, wound down its internet operations during the year ended December 31, 2000 and on June 2, 2000 became a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

         On June 30, 2001, Cerno, an Nevada privately held corporation acquired 35,000,000 shares of 37Point9's common stock representing approximately 54% of the Company's outstanding common stock after the transaction. In exchange for issuing these shares, the Company acquired 100% of the assets of Cerno, and Cerno acquired the Company's net liabilities. As a result, the Company treated the merger as a reorganization and recapitalization for accounting purposes and as an acquisition by Cerno.

         As a result of the Merger, Cerno's former shareholders and certain other parties obtained control of 37Point9.

         Therefore, this acquisition has been treated as a recapitalization of Cerno for accounting purposes and, accordingly, its financial position and results of operations have been presented for the periods preceding the Merger and the operations of 37Point9 from the date of acquisition.

         During January, 2002, the Company terminated all activities in both Cerno and Acquagiene. These corporations presently have no business attached to them.

         During November 2002, the Company changed its name from 37Point9 to Global Medical Products Holdings, Inc.

         During November 2002, the Company declared a 1 for 50 reverse stock split to be effective as of November 25, 2002. The financial statements have been restated to give effect of the reverse stock split for all periods reflected.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     BASIS OF PRESENTATION CONTINUED:

         The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenue and does not have sufficient cash to cover its ongoing operating costs and future project development costs. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2002, the Company also has a working capital deficiency of $249,000 and incurred a losses for the years ended December 31, 2002 and 2001, of $2,234,360 and $4,964,542
         respectively. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently actively negotiating certain acquisitions, which should provide adequate financing to sustain future operations. See Management Discussion and Analysis.

   BUSINESS ACTIVITY:

         The Company is in the process of developing and implementing a business plan to manufacture and introduce cardiovascular and body fluid related products into the worldwide medical market, with emphasis on the China market, plus it's applications worldwide.

   REVENUE RECOGNITION:

         The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses.

   USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   BASIS OF PRESENTATION, CONTINUED:

         statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS:

         For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

   MARKETABLE SECURITIES:

         The Company's marketable securities, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at December 31, 2002 and 2001, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

   COMPREHENSIVE LOSS:

         In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. From the period of inception (June 2, 2000) to December 31, 2002, the Company has items that represent other comprehensive loss and, therefore, has included a statement of comprehensive loss in the accompanying financial statements.

   BASIC AND DILUTED INCOME/(LOSS) PER SHARE:

         In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2002 and 2001, the Company has notes payable convertible to 565,000 and 57,143 shares of common stock, respectively, which have been excluded from the weighted average number of common shares outstanding, as their effect would reduce net loss per share.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   BASIS OF PRESENTATION, CONTINUED:

   INCOME TAXES:

         The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

   STOCK-BASED COMPENSATION:

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

   FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The estimated fair values of cash, prepaid expenses and other current assets, accounts payable and accrued expenses and notes payable, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

   ADVERTISING COSTS:

         Advertising costs are expensed as incurred. There were no advertising expenses incurred for the period from Inception (June 2, 2000) to December 31, 2002.

   RECENT ACCOUNTING PRONOUNCEMENTS:

         In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption did not have a material impact to the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact to the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

   RECLASSIFICATION:

         Certain reclassifications have been made to prior year balances to conform to current year presentation.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(2) LOANS PAYABLE RELATED PARTIES:

         Loans payable due to related parties amount to $49,000 and $229,947 as of December 31, 2002 and 2001, respectively. These loans are non-interest bearing and due on demand. The amounts were in dispute and were settled in May 2003 (See Note 5).

(3) PROPERTY AND EQUIPMENT

         Property and equipment purchased are not being utilized. The Company does not believe that they have value and has written them down to zero. Accordingly, a loss of $97,901, is included as part of other expenses for the year ended December 31, 2001.

(4) NOTES PAYABLE-RELATED PARTY:

         During the year ending 2002, the Company issued convertible notes payable totaling $49,000. The convertible notes payable have a term of three years with commencement dates beginning December 15, 2001 through December 31, 2002. The notes bear interest at prime rate plus 5%.

         Under the convertibility terms of the notes payable, the notes can be converted, at the option of the holder, into restricted shares of the common stock equivalent in value to 200% of principal remaining plus accrued interests. The holder has indicated he does not intend to convert this note.

(5) COMMITMENTS AND CONTINGENCIES:

   Commitments
   -----------

         During the year ended December 31, 2002, the Company entered into various acquisition transactions. These transactions did not close as of the year ended December 31, 2002, pending the acceptance of audited financial statements of the acquirees and receipt of Hong and Chinese legal opinions as to the acquisitions in relation to the requirements of the Chinese Merger and Division of Foreign Investment Enterprises Provisions. In connection to the acquisition agreements, the Company was required to issue 18,420,093 shares of restricted and unrestricted common stock with a market value totaled to $1,657,808. As of December 31, 2002, all 18,420 shares of common stock were issued but held in trust. These shares will be issued to various acquirees as soon as all conditions of the acquisition agreements are met.

         On December 2, 2002, the Company entered into a stock purchase agreement with JWG Enterprises, Inc to provide 2,060,000 free-trading shares of the stock for the acquisition of Shanghai Ecom Trading Ltd. and the licensing rights acquisition from Guangzhou Lin Bi Company and Yin Kang Medical Equipment Company. JWG Enterprises, Inc. was reimbursed through the issuance of 4,120,000 shares of restricted common stock

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(5) COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Contingencies
         -------------

         On December 2001, the Company settled a lawsuit related to a dispute of investment and services performed by plaintiff totaling to $315,000. The Company entered into an agreement to grant the plaintiff 52.5% non-dilutive ownership interest of the Company. This resulted in a liability for litigation settlement costs of $1,855,551, based on the market value of common stock shares for a 52.5% ownership interest as would have been issued on settlement date.This settlement liability was recorded as prior period adjustment to 2001 financial statements. On March 13,2002, the Company issued 31,912,467 shares for the Company preferred stock with a 1 to 10 voting power to settle the litigation liability valued at $1,855,501. On December 17, 2002, the Company issued 23,233,779 shares of common stock in exchange for the 31,912,467 shares of the Company's preferred stock previously issued.

         The Company was a defendant on a lawsuit filed during the year ended December 31, 2002 related to a dispute of the proper ownership of products held by the Company. The Company has filed a cross complaint against Charles Kallmann (the Company's former officer) and Synergie Holdings, Inc., a Florida corporation. This suit entertains theories that products sold to the Company outright by Cerno Holdings, Ltd., a Nevada corporation, in July, 2001, through the auspices of Charles Kallmann, then Chairman and Chief Executive Officer of Cerno Holdings, Ltd. were actually not owned by Cerno, but by plaintiff, in which Charles Kallmann is an affiliate of. The Company's cross complaint seeks declaratory relief that it indeed owns outright, and without competing claim, the products it purchased. The cross complaint includes Synergie Holdings, Inc., because prior to March 1, 2003, Charles Kallmann was its Chief Executive Officer and Chairman of the Board. As of May 2003, the parties have reached a settlement whereby the ownership of the disputed products were returned to the plaintiff in exchange for a release of all claims. In addition, Charles Kallmann shall retain the various share certificates representing 700,000 shares of the Company's stock and forgave the loan payable balance to Kallman.

         The Company is a defendant on a lawsuit filed during the year ended December 31, 2002. Plaintiff seeks damages for breach of contract for the purchase of the Company's common stock and for the provision of services. A settlement conference had been set for July 12, 2003 in Chicago, Illinois. In September 2002, the claimant was issued restricted stock with a fair value of $20,000, which was the amount of the original principal of the note representing the funds received. On July 12, 2003, the Company entered into settlement discussions with the plaintiffs whereby the Company would settle with the Plaintiff in the amount of $45,000 to be paid in two installments.

(6) STOCKHOLDERS' DEFICIT:

   Reverse Stock Split
   -------------------

         On November 1, 2002, the Board of Directors of the Company agreed to effectuate a 50:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock split became effective on November 25, 2002.

   Preferred Stock
   ---------------

         The Company is authorized to issue up to 50,000,000 shares of preferred stock with a $.001 par value. Each share of preferred stock will provide a 1 to 10 voting power of the corporation. The Board of Directors are empowered to determine the voting preference and other rights attributable to the preferred stock. As of December 31, 2002, 3,630,800 preferred shares were outstanding.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   Stock Issuances
   ---------------

         All issuances below have been corrected as to number of shares to reflect the one for fifty reverse split that occurred on November 25, 2002.

         On July 10, 2001, the Company issued 272,000 shares of common stock as a one time hiring bonus to certain officers and directors. The fair value of this compensation was $816,000 based on the closing price of the Company's common stock at the date of grant.

         On July 10, 2001, the Company issued 13,000 shares of common stock for consulting services to be rendered for the period July 1, 2001 through September 30, 2001. The fair value of these consulting services was $39,000 based on the closing price of the Company's common stock at the date of grant.

         On July 15, 2001, the Company issued 39,000 shares of common stock to a consultant having a fair value of $136,500 based on the closing price of the Company's common stock at the date of grant.

         During July 2001, the Company issued 500 shares of common stock to a consultant having a fair value of $1,250 based on the closing price of the Company's common stock at the date of issuance.

         On July 30, 2001, the Company issued 50,000 shares of common stock to a director. The fair value of this compensation was $160,000 based on the closing price of the Company's common stock at the date of grant.

         On August 1, 2001, the Company issued 40,000 shares of common stock to a consultant having a fair value of $110,000 based on the closing price of the Company's common stock at the date of grant.

         On August 1, 2001, the Company issued 138,000 shares of common stock to a director for consulting services, having a value of $379,500 based on the closing price of the Company's common stock at the date of grant

         On August 11, 2001, the Company issued 205,000 shares of common stock to a consultant having a fair value of $615,000 based on the closing price of the Company's common stock at the date of grant.

         On August 24, 2001, the Company issued 1,000 shares of common stock for legal services rendered. The fair value of the stock was $1,300, which is based on the closing price of the Company's common stock at the date of grant.

         On August 24, 2001, the Company issued 5,000 shares of common stock for legal services rendered. The fair value of the stock was $6,500, which is based on the closing price of the Company's common stock at the date of grant.

         On August 27, 2001, the Company issued 100,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over a period of six months terminating on February 27, 2002. The fair market value of the stock issued was $140,000 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $140,000.

         On August 31, 2001, the Company issued 700,000 shares of common stock to a consultant and certain subcontractors thereto having a fair value of $1,050,000 at the date of grant.

         On October 12, 2001 the Company issued 72,500 shares of common stock having a fair value of $89,250 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company expensed $85,750 and has deferred consulting fees of $3,500.

         On October 12, 2001 the Company issued 80,000 shares of common stock to two corporate officers as compensation for employment. Under the terms of the agreement, the services are to be performed over a period of twelve months commencing on August 1, 2001 and terminating on August 1, 2002. Additionally, 50,000 shares were issued to a director. The fair market value of the stock issued was $277,500 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $149,167 and has deferred compensation of $128,333.

         On October 12, 2001 the Company issued 20,000 shares of common stock for bookkeeping services having a fair value of $23,000 based on the closing price of the Company's common stock at the date of grant.

         On October 12, 2001 the Company issued 21,000 shares of common stock for legal services having a fair value of $24,150 based on the closing price of the Company's common stock at the date of grant.

         On October 12, 2001 the Company issued 248,000 shares of common stock as a one-time bonus to a director for consulting services having a fair value of $285,200.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

         On October 12, 2001 the Company issued 220,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of thirty-six months commencing on October 12, 2001 and terminating on October 12, 2004. The fair market value of the stock issued was $253,000 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $63,250 and has deferred compensation of $189,750.

         On October 12, 2001 the Company issued 200,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of twelve months commencing on October 12, 2001 and terminating on October 12, 2002. The fair market value of the stock issued was $230,000 based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company has expensed $57,500 and has deferred compensation of $172,500. On February 2002 these shares were returned to the company and were subsequently cancelled.

         On October 12, 2001 the Company issued 40,000 shares of common stock for consulting services. Under the terms of the agreement, the services are to be performed over a period of three months commencing on October 12, 2001 and terminating on January 12, 2002. The fair market value of the stock issued was $46,000 based on the closing price of the Company's common stock at the date of grant.

         On November 12, 2001, the Company issued 40,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over six months terminating on May 12, 2002. The fair market value of $32,000, which is based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company had expensed $8,000 and has deferred consulting fees of $24,000.

         On December 11, 2001, the Company issued 400,000 shares of common stock to a consultant and certain subcontractors thereto for services rendered. The fair value of the stock was $160,000, which is based on the closing price of the Company's common stock at the date of grant.

         On December 17, 2001, the Company issued 200,000 shares of common stock to a consultant. Under the terms of the agreement, the services are to be performed over twelve months terminating on December 17, 2002. The fair market value of $70,000, which is based on the closing price of the Company's common stock at the date of grant. As of December 31, 2001, the Company had expensed $2,917 and has deferred consulting fees of $67,083. Subsequent to this issuance certain shares are currently subject to litigation between the recipient and the company.

         On December 19, 2001, the Company issued 42,000 shares of common stock for bookkeeping services rendered. The fair value of the stock was $14,700, which is based on the closing price of the Company's common stock at the date of grant.

         On December 19, 2001, the Company issued 20,000 shares of common stock for legal services rendered. The fair value of the stock was $7,000, which is based on the closing price of the Company's common stock at the date of grant.

         On December 21, 2001, the Company issued 400,000 shares of common stock to a consultant for services rendered. The fair value of the stock was $160,000, which is based on the closing price of the Company's common stock at the date of grant.

         During February 2002, the Company received back 203,500 shares of its common stock, having a fair market value of $230,000 that had been previously issued to consultants. The stock was subsequently cancelled.

         During February 2002, the Company issued 320,000 and 900,000 shares of its common stock with a fair market value of $0.29 and $0.24 per share at the date of grant, respectively, for payment of services to consultants.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

         On March 1, 2002, the Company issued 31,912,467 shares of preferred stock for the litigation settlement liability which was settled on December 11, 2001 as mentioned on note 5. These shares had a fair market value of $31,912.

         During May 2002, the Company issued 560,000 shares of its common stock with a fair market value of $0.32 per share at the date of grant for payment of services to consultants and satisfaction of certain accrued expenses.

         During June 2002, the Company issued 11,111 shares of its common with a fair market value of $1.80 per share at the date of grant or $20,000. The fair market value was based on the date of agreement, which was October 2001. The cash from the investor was received in 2001.

         During July 2002, the Company issued 40,000 shares of its common stocks with a fair market value of $0.32 per share for payment of services to consultants.

         During September 2002, the Company issued 600,000 shares of its common stocks with a fair value of $0.22 per share at the date of grant for payment of services to consultants.

         During September 2002, the Company issued 344,000 shares of its common stock with a fair value of$0.23 per share at the date of grant for payment of services to consultants.

         During October 2002, the Company issued 424,000 and 92,010shares of its common stock with a fair market value of $.0.14 and $0.29, respectively per share at the date of grant, respectively. These stocks were issued for consulting, legal and compensation services.

         During December 2002, the Company issued 42,841,759 shares of common stocks with fair market value of $3,855,758 for the following transactions:

         1) 18,420,093 shares of restricted common stocks were issued for the acquisition and finders' fees, which had a fair market value of $1,657,808. Shares were being held in trust as of December 31, 2002, as acquisitions have not been consummated.

         2) For 75,000 shares of restricted common stock conversion of $7,500.

         3) 6,000,000 shares of restricted common stock to the officers of the Company as a bonus. These shares had a fair market value at the time of issuance of $540,000.

         4) The Company entered into a stock purchase agreement with certain entities to provide for payment of salaries, director's fees, legal fees, certain consulting fees in the amount of 8,163,333 free-trading shares of the common stock of the Company in order to obtain commitment of the individuals involved. The entities were reimbursed with 16,246,666 shares of restricted common stock of the Company. This was done to reduce the number of "Registration of Securities to be Offered to Employees Pursuant to an Employee Benefit Plan" filings during the next fiscal year. The Company also borrowed 2,020,000 free-trading shares of the common stock from the same entities to consummate the purchases of Shanghai Ecom Trading Company and secure the licensing rights from the Lin Bi Companies (See Note 1). The entities were reimbursed with 4,040,000 shares of restricted common stock.

         5) 10,183,333 shares of common stock were issued to a third party as finance charge for the loan of common stocks. The fair value of these shares of common stocks of $916,500, were included in the interest expense at December 31, 2002.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

         On December 11, 2002, the 31,912,467 shares of Company preferred stock were exchanged for 23,233,779 shares of restricted common stock. As of December 31, 2002, 3,630,800 shares of preferred stock has been issued in exchange for 16,533,334 shares of common stock. See Note 5.

         As of December 31, 2002, 3,630,800 shares of preferred stock represent non-dilutive 52.5% voting powers owned by a Group. (See Note 5.)

         On February 14, 2003, the Company issued 4,500,000 shares of common stock to attorneys and consultants with a fair market value of $0.05 per share.

   Deferred Compensation Costs
   ---------------------------

         The Company entered into various agreements and issued various shares of restricted common stocks to the Company's consultants for services in 2002 and 2001, respectively. As of December 31, 2002. As of December 31, 2002 and 2001, the Company had deferred compensation costs, calculated market value at the date of grant, amounting to $699,000 and $585,166, respectively.

         Deferred compensation costs are being amortized to expense ratably over four to forty-eight months.

         Amortization expense from deferred compensation costs amount to $481,886 for year ended December 31, 2002.

(7) PROVISION FOR INCOME TAXES:

         For income tax purposes, the Company has a net operating loss carryforward of approximately $7,190,000 expiring through 2020.

         The Company accounts for taxes under SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The components of the net deferred tax asset are as follows:

                  Net operating loss carryforward               $  7,190,000
                  Effective tax rate                                      34%
                                                                -------------
                  Deferred tax asset                               2,444,000
                  Valuation allowance                             (2,444,000)
                                                                -------------
                  Net deferred tax asset                        $          -
                                                                =============

         Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. .

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(8) CORRECTIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

         The Company has the following prior-period adjustments to the financial statements for the year ended December 31, 2001:

         a) An adjustment of $57,500 was made to correct prior year's overstatement of compensation expense. Common stock was issued in 2001 for services, which the consultant failed to perform. The common stock was returned to the Company in 2002. However, a portion of this service cost was expensed in 2001.

         b) During the year ended December 31, 2001, the Company entered into a litigation settlement and granted the plaintiff 52.5% of ownership interest in the Company on a non-dilutive basis. This resulted to liability for the settlement cost of $1,855,551 and was based on the fair market value of common stock to be issued on settlement date. The liability and cost of the settlement was not recorded in the financial statements for the year ended December 31, 2001.

  Accumulated Deficit was restated as follows:

       Accumulated deficit as of December 31, 2001                   $4,955,876
         as previously reported
       Prior period adjustments
         Overstatement of professional fees                            (57,500)
         Litigation settlement expense, net of tax                    1,855,551
                                                                  --------------

       Accumulated deficit as of December 31, 2001, as restated      $6,753,927
                                                                  ==============

         The following summarizes the effect of prior period adjustments on the consolidated Statement of Operations for the year ended December 31, 2001:

                                                    For the          For the
                                                   year ended       year ended
                                                   December 31,     December 31,
                                                       2001            2001
                                                  (as previously
                                                     reported)      (restated)
                                                   ------------     ------------
Net revenue                                        $     8,666      $     8,666
                                                   ------------     ------------

Operating expenses:
  Professional and consulting fees                   4,431,178        4,373,678
  Compensation expense                                 359,916          359,916
  Impairment expense                                    97,901           97,901
  Other operating expense                               75,547           75,547
                                                   ------------     ------------
                                                     4,964,542        4,907,042
                                                   ------------     ------------

Loss from operations                                (4,955,876)      (4,898,376)

Provision for income taxes                                  --               --
                                                   ------------     ------------

Loss before extraordinary items                     (4,955,876)      (4,898,376)

Litigation settlement expense, net of
  Tax                                                       --       (1,855,551)
                                                   ------------     ------------
Net loss                                           $(4,955,876)     $(6,753,927)
                                                   ============     ============

Net loss per share - basic and
 diluted                                           $     (2.36)     $     (3.22)
                                                   ============     ============

Weighted average common stock
Shares outstanding                                   2,095,731        2,095,731
                                                   ============     ============

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(9) SUBSEQUENT EVENTS

         On January 2, 2003 the Company entered into a month to month agreement to rent executive office space and relocated its Corporate Offices to 23282 Mill Creek Drive, Suite 225, Laguna Hills, CA 92653.

         On January 21, 2003, the Company announced that ECOM Shanghai Trading Company had signed a distribution agreement with B. Braun Medical (HK) Ltd. To distribute B. Braun's AESCULAP Unit's Vena Cava filters and vascular grafts.

         On January 21, 2003 the Company announced the entering into of a Letter of Intent to establish The Zhongshan - Global Medical Products Holdings Coronary Circulation Research Center at Zhongshan Hospital, Medical Center of Fudan University, Shanghai China.

         On January 27, 2003 the Company announced that EZ Trac Labs, Inc. has began the patenting process for several new products in design.

         On February 13, 2003, the Company filed Form S-8 Registration Statement Under the Securities Act of 1933, Compensation and Consulting Agreements, registering 4,500,000 shares issued pursuant to employment, consulting and professional services agreements. The fair market value of the issuance was $238,500 based on the closing price of the stock on day of publication.

         On February 24, 2003, the Company announced the signing of an agreement with Zhongshan Hospital, a major Chinese coronary teaching hospital located in Shanghai China. This agreement sets in motion the opening of the Zhongshan - Global Medical Products Holdings Coronary Circulation Research Center in the hospital, which is part of the Medical School of Fudan University.

         On March 10, 2003, the Company announced the appointment of Mr. Brent Gulick as Vice President of Business Development. Mr. Gulick who has upper level management experience in a variety of disciplines has worked with the Johnson & Johnson and Bausch & Lomb corporations in the sales and marketing area.

         On March 17, 2003, the Company announced that it had entered into a Memorandum of Understanding with a Massachusetts based developer of antimicrobial products to develop, manufacture and market certain products in the far east, primarily China and Japan.

         On April 2, 2003, the company announced on Form 8-K that it had dismissed its independent auditor, Weinberg & Company, P.A. and appointed Stonefield Josephson, Inc. as the new independent auditor for the Company.

         On May 6, 2003, the Company reached a settlement agreement with Magna IV and cross defendant Charles Kallmann in the case titled MAGNA IV, LTD. V. 37POINT9, whereby ownership of the disputed products was returned to plaintiff in exchange for a release of all claims. The scope of the release extends to all past, present and unknown future claims that the parties may have against one another. The Company's cross complaint against Synergie Holdings, Ltd. was dismissed without prejudice, thereby concluding the action.

         On July 10, 2003, the Company entered into settlement discussion with Randall Goulding into the case titled Randall Goulding, The Goulding Trust v. Global Medical Products Holdings, Inc. (erroneously sued as "37Point9"). The agreed upon settlement was for payment to Goulding in the amount of $45,000 to be paid in two installments.

         On July 18, 2003, the Board of Directors met and terminated the services of Stonefield Jospheson, Inc. as the independent auditing firm for the Company. Jay Shapiro, CPA, P.C. was engaged to perform the independent auditing function of the Company.