Form 10QSB
period 2003-03-31
GLOBAL MEDICAL PRODUCTS HOLDINGS INC
filed 2003-07-28
CIK 1059413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                         Commission file number 0-29989

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   86-0889096
                        (IRS Employer Identification No.)

                        23282 Mill Creek Drive, Ste. 225
                             Laguna Hills, CA 92653
                    (Address of principal executive offices)

                            (949) 305-7105 (Issuer's
                                telephone number)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,042,035

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   Form 10-QSB/A

                                TABLE OF CONTENTS

                                                                Page
                                                               Number
Part I    Financial Information

          Item 1     Financial Statements                         1

                     Consolidated Balance Sheet as of
                     March 31, 2003 (Unaudited)                   2

                     Consolidated Statements of Operations        3
                     for the three months and nine months
                     ended March 31 2003 and 2002
                     (Unaudited)

                     Consolidated Statements of Cash Flows        4
                     for the nine months ended March 31 2003
                     and 2002 (Unaudited)

                     Notes to Consolidated Financial              5
                     Statements

          Item 2     Management's Discussion and Analysis         6
                     or Plan of Operation

Part II   Other Information

          Item 1     Legal Proceedings                            8
          Item 2     Changes in Securities and Use of             8
                     Proceeds
          Item 3     Defaults upon Senior Securities              8
          Item 4     Submission of Matters to a Vote of           8
                     Security Holders
          Item 5     Other Information                            8
          Item 6     Exhibits and Reports on Form 8-K             9

Signatures                                                       12

Certifications                                                   13

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE 1        INDEPENDENT ACCOUNTANTS' REPORT

PAGE 2        CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003 (UNAUDITED)

PAGE 3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGE 4 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGES 5 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 (UNAUDITED)

INDEPENDENT ACCOUNTANTS'  REPORT
------------------------  ------

To the Board of Directors of:
Global Medical Products Holdings and Subsidiaries
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of Global Medical Products Holdings and Subsidiaries (a development stage company) as of March 31, 2003 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31,2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The 2002 financial statements had certain errors resulting in an understatement of operating expenses. This error was discovered by management and corrected in the March 31, 2002 financial statements and for the period June 2, 2000(inception) to March 31, 2003.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a' going concern. As discussed in
Note 5 to the condensed consolidated financial statements, the Company's lack of significant revenue source, pending acquisitions, stockholders' deficiency of $7,552,000, net loss from operations of $362,014 and cash used in operations of $14,230, raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
5. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ JAY J. SHAPIRO, CPA.

JAY J. SHAPIRO, CPA.
A professional corporation

Los Angeles, California
July 25, 2003

             GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEET - MARCH 31, 2003

ASSETS

CURRENT ASSETS
   Cash                                                             $       106
   Accounts Receivable                                                   49,776
                                                                    ------------
     Total Current Assets                                                49,882
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   228,547
   Notes payable                                                         62,850
                                                                    ------------
     Total Current Liabilities                                          291,397
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.10 par value, 50,000,000 shares
    authorized, 3,630,800 issued and outstanding                          3,630
   Common stock, $.001 par value, 400,000,000 shares
    authorized, 62,042,035 shares issued and outstanding                 62,042
   Additional paid-in capital                                         9,480,063
   Accumulated deficit - Jan 1, 2003                                 (7,190,236)
   Loss for the period                                                 (362,014)
   Stocks held in trust                                              (1,658,000)
  Deferred compensation expense                                        (577,000)
     Total Stockholders' Deficiency                                    (241,515)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    49,882
                                                                    ============


                        GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the
                                                                                         Period from
                                                        For the Three    For the Three   June 2, 2000
                                                         Months Ended     Months Ended   (Inception) to
                                                          March 31,      March 31, 2002   March 31,
                                                             2003         (As Amended)       2002
                                                         -------------   -------------   -------------

REVENUES                                                 $     49,776    $         --    $     58,442

OPERATING EXPENSES
 Professional fees                                            374,711         438,152       6,414,482
 Contract Labor                                                19,582              --          19,582
 Impairment expense                                                                            97,901
 Other general and administrative                               8,170         119,792         153,400
                                                         -------------   -------------   -------------
     Total Operating Expenses                                 402,463         557,944       6,685,365
                                                         -------------   -------------   -------------

LOSS FROM OPERATIONS                                         (352,687)       (557,944)     (5,377,565)

Interest expense                                             (916,000)             --              --
                                                         -------------   -------------   -------------

NET LOSS                                                 $   (352,687)   $   (557,944)   $ (6,293,565)
                                                         =============   =============   =============

Net (loss) income per common share - basic and diluted   $      (0.02)   $      (1.06)
                                                         =============   =============

Weighted average number of common shares outstanding -
  basic and diluted                                        18,060,000         528,491
                                                         =============   =============

                                                  3


                        GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             For the
                                                                                            Period from
                                                           For the Three  For the Three    June 2, 2000
                                                            Months Ended   Months Ended   (Inception) to
                                                             March 31,     March 31, 2002    March 31,
                                                                2003       (As Amended)        2002
                                                            ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                   $  (362,014)   $  (589,699)   $(7,512,187)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Stock issued for services                                     247,500         59,900      6,118,454
  Amortization of deferred expenses                              71,737        443,357        553,623
  Loss on impairment                                                 --             --         97,901
 Changes in operating assets and liabilities:
    Decrease in accounts receivable and employee advances            --             --          5,726
    Increase in:
     Accounts payable and accrued expenses                       28,547         39,644        124,919
     Other                                                                         100         69,640
     Deferred revenues                                               --             --         (5,625)
                                                            ------------   ------------    ------------
         Net Cash Used In Operating Activities                  (14,230)       (53,656)      (239,845)
                                                            ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  --             --        (31,923)
 Other assets                                                        --             --            500
                                                            ------------   ------------    ------------
         Net Cash Used In Investing Activities                       --             --        (31,423)
                                                            ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer loan                                          --             --          2,078
 Proceeds from issuance of notes payable                         13,850         16,000         62,850
 Proceeds from other payable                                         --             --        206,446
                                                            ------------   ------------    ------------
         Net Cash Provided by Financing Activities               13,850         16,000        271,374
                                                            ------------   ------------    ------------

NET DECREASE IN CASH                                               (380)         1,057            106

CASH - BEGINNING OF PERIOD                                          486            578             --
                                                            ------------   ------------    ------------

CASH - END OF PERIOD                                        $       106    $     1,635    $     1,635
                                                            ============   ============   ============

                                                   4

             GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

       For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10KSB for the year ended December 31, 2002.

NOTE 2 NOTE PAYABLE - RELATED PARTY
-----------------------------------

       At March 31, 2003, the Company was indebted to a related party for $62,850. The loans are non-interest bearing, unsecured and payable on demand.

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

       In February the Company issued 4,500,000 shares of common stock for payment of services to consultants and attorney's having a fair value of $247,500, of which $247,500 was expensed.

NOTE 5 GOING CONCERN
--------------------

       As reflected in the accompanying financial statements, the Company has a stockholders' deficiency of $7,552,000, a net loss from operation of $362,014 and net cash used in operations of $14,000. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

a. Plan of Operation.

During the next 12 months the Company has three goals: (1) Finalize its Chinese acquisitions; (2) Obtain adequate short and long term financing; and (3) Implement its business plans in China and in the United States.

         (1) Finalizing the Chinese Acquisitions.

Beginning on August 6, 2002, the Company embarked upon a business strategy provided by the Company's lead strategic consultant, Bruce W. Barren. The strategy focused on the Company acquiring established businesses in the international medical device and products market in order to conduct business in the Peoples Republic of China. Mr. Barren and the Company believe that by implementing the strategy provided by Mr. Barren, the medical device and products market in China provides the Company with three principal business opportunities. First is the market for manufacturing medical products and devices in China for sale in the United States and world wide; Second is the ability to sell medical products and devices in the Peoples Republic of China; and Third is the ability to partner with Chinese medical research facilities in order to promote cooperative ventures with the Company's acquired medical device and products businesses, and potentially other medical research facilities in the United States and worldwide.

The first business acquisition the Company made was that of Global Glass Source, Ltd., a Hong Kong corporation. This acquisition was made in August 6, 2002. Global Glass Source's primary business is exporting glass products, including medical and pharmaceutical glass containers from the Peoples Republic of China to the United States. Global Glass has a significant U.S. customer in H & H Glass, a California business entity that brokers, sells and distributes glass products. The Company next acquired Shanghai Ecom International Trading Company, Inc., a Shanghai corporation that engages in the business of distributing medical products and devices throughout the Peoples Republic of China. This acquisition occurred on September 18, 2002. Importantly, Shanghai Ecom has a Chinese governmental license to distribute medical products and devices in the Peoples Republic of China. Shanghai Ecom has contracts for the sale and distribution of cardio vascular products within the Shanghai province of China with B. Braun, a German manufacturer, and the Company believes that it is negotiating with other international medical supply companies for distribution rights in China. The Company believes that upon completion of its acquisition of Shanghai Ecom, it will benefit by those contracts. However, as of the date of this filing, the Company has not completed its acquisition of Shanghai Ecom. On October 7, 2002, the Company entered into distribution agreements with the Lin Bi Company of the Peoples Republic of China and the Ying Kang Medical Equipment Company, also of the Peoples Republic of China. Both companies are in the business of distributing a wide variety of medical equipment and health care products in China, and have governmental licenses to distribute these products in the Fujian, Guangdong, Guangzhou City, Guanxi, Guizhou, Hunan and Jianxi provinces within China, representing over 400,000,000 persons and over 2,000 hospitals.

On November 15, 2002, the Company acquired the rights to EZ Trac Labs' revenue, an operating unit of Stason Pharmaceuticals, a California corporation. EZ Trac Labs is in the business of developing "micro-spheres" which are microscopic beads used by medical researchers to study the effects of new surgical procedures or newly found compounds on regional blood flow rate studies. The micro-spheres allow medical researchers to determine how blood chemistry is affected by various surgical procedures. EZ Trac has an existing client base including the Mayo Foundation, Genzyme, Inc., Stanford University, the United States Army, Texas A&M, and the University of Pennsylvania, with other established international clientele as well in Europe and Japan. The Company hopes to increase EZ Trac's client base by and through its Chinese medical affiliations. This transaction became effective in January 2003.

On December 12, 2002, the Company announced that it signed a worldwide Cooperative Technical and Sales Distribution Agreement with Standard Chemical and Pharmaceutical, Taiwan, and also added a fourth products distribution center in the Sichuan Province of the Peoples Republic of China.

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

All of the above Chinese transactions, with the exception of the Standard Chemical, Zhongshan Hospital and EZ Trac Labs transactions, are awaiting the required written legal opinion under Hong Kong and Chinese law regarding each acquisition's compliance with the Foreign Investment Enterprises Provisions, the receipt of certified financial statements of the companies acquired and the transfer of capital stock of those companies. The legal opinions have not been given yet, and there is no guarantee that favorable opinions will be provided, although the Company's belief is that positive opinions will be forthcoming. Further, doing business in the Peoples Republic of China has inherent risks, including those of transacting business in a communist state. Foreign relations between the United States and China, while presently stable, may have unforeseeable consequences that would materially affect the Company's ability to carry on business there.

Aside from the foregoing discussion of the Company's Chinese business prospects, and assuming their closure once compliance with the requirements stated above is had, the Company is looking forward to leveraging its Chinese manufacturing and distribution acquisitions to other United States medical companies with the desire to do business in China and to access its large population base. The Company developed a marketing approach to exploit its Chinese acquisitions to U.S. medical products businesses, and hired Brent Gullick, a medical industry consultant to direct marketing efforts in this area when all prerequisites have been satisfied.

         (2) Obtaining Short and Long Term Financing.

The Company is in immediate need of both short and long term financing in order to satisfy its cash requirements. The Company is seeking financing at the present time, but does not, as of the date of this filing, have the necessary funds to fully implement its business plan.

Until such financing is completed, no research and development activity will be undertaken by the Company, and the Company has no immediate plans for the purchase and sale of significant equipment or in hiring any employees.

         (3) Implementation of the Chinese business plans.

At present, the Company is satisfied that it has met all legal requirements respecting the acquisition of the various Chinese business entities discussed above, with the exception of Chinese legal opinion regarding the Company's compliance with the Foreign Investment Enterprises Provisions. Once acquired, and assuming that the Company can acquire adequate funding, the business plan will be implemented.

The Company has closed its internet service provider, Dictionaryhill.com, a service previously offered by the Company to the general public. The Company's decision was based upon the amount and strength of competition amongst internet service providers generally, and the lack of revenues generated by the business as compared to the overhead of running it.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

MAGNA IV, LTD. V. 37POINT9; filed in the San Diego Superior Court; Case No. GIC 792721. Plaintiff sought damages, injunctive and declaratory relief against the Company for the Company's public representations regarding the ownership of products it purchased from Cerno Holdings, Ltd. in July, 2001. Plaintiff alleged that it was the sole owner of the properties. The Company filed a cross complaint against Synergie Holdings, Ltd., a Florida Corporation and Charles Kallmann, former control person of Cerno Holdings, Synergie Holdings and a former director of the Company. The Company's cross complaint alleged that it owned the products outright; that Kallmann engaged in fraud in selling the products to the Company; and that Synergie Holdings had no legal ownership of the products. The Company reached a settlement agreement with Magna IV and cross defendant Charles Kallmann on May 6, 2003, whereby ownership of the disputed products was returned to plaintiff in exchange for a release of all claims. The scope of the release extends to all past, present and unknown future claims that the parties may have against one another. The Company's cross complaint against Synergie Holdings, Ltd. was dismissed without prejudice, thereby concluding the action.

Randall Goulding, The Goulding Trust v. Global Medical Products Holdings, Inc. (erroneously sued as "37Point9"). This action was filed in the United States District Court for the Northern District of Illinois bearing case number 02L8243. This action alleges breach of contract and breach of consulting agreement against the Company. A settlement conference was set for May 21, 2003 in Chicago, but was continued to July 12, 2003. On July 12, 2003 the Company entered into a settlement agreement where by the Company would pay to Goulding as full settlement the sum of $45,000, to be made in two payments.

Item 2. Changes in Securities.

No rights of the holders of any class of registered securities have been materially modified, limited or qualified by the issuance or modification of any other class of securities. The Company has not sold unregistered securities during this reporting period.

Item 3. Defaults Upon Senior Securities

The Company has suffered no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default within 30 days of the filing of this statement, with respect to any indebtedness exceeding 5 percent of the total assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

         1. On July 18, 2003, the Board of Directors voted to dismiss Stonefield Josephson, Inc. as the Company's independent auditor and they were notified as such on July, 23, 2003. Stonefield Josephson, Inc. never filed with the Company a report on the Company's financial statements for either fiscal year 2002 or 2001. As of the date of this filing the Company is not aware of any written disagreements between the Company and Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, Inc. would have caused that accounting firm to make reference to the subject matter of the disagreement in connection with its report. Stonefield Josephson did not issue any report on the company during their tenure.

         2. On July 18, 2003, the Board of Directors approved the retention of Jay Shapiro, CPA as the Company's independent accountant.

         3. The Company in July 2003 began negotiations to acquire an 80,000 square foot concrete block and brick facility in the southern United States. The building was completed in 1995 has an approximate fair market value of $7,500,000 and a $1,500,000 encumbrance. This acquisition is subject to refinancing of the property. This facility will be used for EZ Trac Labs and as a manufacturing facility for certain acquired technologies. These negotiations led to the signing of a Letter of Intent signed by the Company and a representative of the selling organization July 25, 2003. A non-disclosure agreement is in place until such time as a final sales agreement is effected.

Item 6. Exhibits and Reports on Form 8-K.

On January 7, 2003, the Company reported on Form 8-K the following:

On October 9, 2002 the Company on Form 8-K reported the acquisition of Global Glass Source (HK) Limited, a privately held Hong Kong Corporation, the intent to acquire Shanghai Ecom Trading Ltd. and the intent to acquire the distribution and manufacturing licenses of Guangzhou Lin Bi Company and Yin Kang Medical Equipment Company. Details relating to the acquisitions were listed as attachments to the Form 8-K published on October 9, 2002.

On November 15, 2002, the Company announced in a press release that it had acquired the unincorporated business EZ Trac Labs with the assumption of a $175,000 note. In so doing the Company acquired the product rights relating to E Z Trac Labs and the income stream to be derived from those products. E Z Trac Labs had been an operating unit of Stason Pharmaceutical's, Inc. of Irvine, CA. Harry T. Fan, a member of the Company's Board of Directors, serves as Chief Operating Officer of Stason Pharmaceuticals, Inc.

On December 18, 2002, the Company announced in a press release that it had closed the acquisitions of Global Glass Source (HK) Ltd., Shanghai Ecom Trading Ltd., EZ Trac Labs and the acquisition of the distribution and manufacturing licenses of Guangzhou Lin Bi Company and Ying Kang Medical Equipment Company.

The company has issued common stock pursuant to all acquisition agreements; however, the acquisition companies have not provided certified audited financial statements or the capital stock in their companies. Once this is received, opinion of Chinese counsel will be obtained as to the validity of the acquisition transactions The Company feels compliance with these issues will occur within a short period.

Ownership of E Z Trac Labs product rights and future income stream was transferred to the Company upon receipt of 1,750,000 restricted shares of the common stock of the Company, thus converting the note to common stock.

The Company entered into a stock purchase agreement with JWG Enterprises, Inc. and The EMCO/Hanover Group to provide 2,060,000 free-trading shares of the stock for the acquisition of Shanghai Ecom Trading Ltd. and the licensing rights acquisition from Guangzhou Lin Bi Company and Yin Kang Medical Equipment Company. These companies were reimbursed through the issuance of 4,120,000 shares of restricted common stock.

There was a ten per cent finder's fee associated with the acquisitions which was paid in 2,255,760 restricted shares of the Company's common stock.

On October 9, 2002, the Company announced that through it acquisition of licensing rights with Guang Zhou Lin Bi Co. Ltd. and Zhong Shan Ying Kang Medical Devices Co. Ltd., that it had established its second distribution area in the Guangzhou Province of China. The Guangzhou Distribution Region covers the Chongqing Municipality and the South, Southeastern, Central and Southwestern provinces of the People's Republic of China. Through this Agreement the Company will be able to use their distribution and manufacturing licenses in China. Our Guangzhou Distribution Region represents the largest population center and hospital market in China with some 4100 hospitals and a population base in excess of 500 million.

On October 16, 2002, the Company announced the appointment of Harry T. Fan to the Board of Directors filling the vacated seat of J. Wayne Bennett, MD,DDS, and as the Chairman of the Company's Medical Research Committee. Dr. Bennett, a licensed medical doctor and dentist, will remain in the capacity of Medical Advisor to the Company and continue on the Medical Research Committee.

On October 20, 2002 the Company announced the addition of Dr. Xie Yuan to the Medical Research Committee, Mr. Samson Fok and Ms. Hoi Yim Wong as the initial Far East management team

On November 6, 2002 the Company announced that it had signed an agreement to acquire E Z Trac Lab, a unit of Stason Pharmaceutical of Irvine, California. This is an essential component of the Company's overall strategy to provide a "one stop approach" to companies desiring to present their products into China and as well as in the United States. Extremely important is the fact that E Z Trac Lab will give the Company clinical testing capability in the United States. In addition, it will further give us a tie-in for clinical trials with the third largest hospital group in China, including "controlled" research documentation capability (technical specifications plus clinical trial along with a statement on the quality and authenticity of materials of one's product - all required to be in Chinese) for approvals required for manufacturing and sales product licenses with the China State Drug Administration (SDA). E Z Trac has a working relationship with a Shanghai university, which will only enhance the Company's technical capabilities.

On November 22, 2002, the Company announced that it had changed the name of the Company to Global Medical Products Holdings, Inc. and changed the stock trading symbol to "GMDP". The symbol change became effective on November 25, 2002. At the same time that the Company effected a one for fifty reverse split which was announced on November 6, 2002.

On December 2, 2002, the Company announced that it had signed a worldwide Cooperative Technical and Sales Distribution Agreement with Standard Chemical & Pharmaceutical, Taiwan, plus added a Fourth Distribution Center in China - Sichuan Province.

On December 2, 2002, the Company entered into a stock purchase agreement with certain entities to provide for payment of salaries, director's fees, legal fees and certain consulting fees in the amount of 8,123,333 free-trading shares of the common stock of the Company in order to obtain commitment of the individuals involved. The entities were reimbursed with 16,246,666 shares of restricted common stock of the Company. This was done to reduce the number of "Registration of Securities to be Offered to Employees Pursuant to an Employee Benefit Plan" filings during the next fiscal year. The Company also authorized the issuance of 6,000,000 shares of restricted common stock to the officers of the Company as a bonus due to the effecting of the 2002 business plan.

On December 18, 2002, the Company announced that it would be opening an office in Hong Kong in order to facilitate the transition of the acquired companies and their respective licenses to do business in China into Global's manufacturing and distribution network.

On December 19, 2002, the Company entered into a preemptive settlement agreement with certain groups to extinguish a disputed debt in the amount $315,000 and convert it to shareholder equity. The Company issued 23,233,779 shares of restricted stock as settlement of the disputed notes payable. As part of the settlement agreement the preferred stock that the claimant groups held was surrendered and reissued pursuant to a previous agreement dated March 2002, and upon payment to the Company of 24,800,001 shares of the common stock of the Company valued at$0.10 per share or $2,480,000.10. The issued preferred stock represents 52.5% of the voting stock.

The Company also authorized the issuance of 75,000 restricted shares of the common stock of the Company to convert a $7,500 note to equity.

On December 27, 2002, the Company announced that it was in the process of signing a technical agreement with the Zhongshan Hospital Group, one of the largest in China, which will increase the Company's exposure in the clinical trials area - a critical requirement for Chinese State Drug Agency (SDA) approval as well as referencing for FDA approval of our products.

On December 30, 2002, the Board of Directors of the Company proposed that the Board of Directors be increased from three members to five and that Christopher Stevens, an attorney in private practice in Los Angeles, CA be appointed to fill one vacancy. The matter was submitted to shareholders controlling in excess of
52.5 per cent of the voting stock and was approved.

On December 31, 2002, the Company incorporated E Z Trac Labs as a Nevada Corporation under the name of E Z Trac, Inc. E Z Trac, Inc. is a wholly owned subsidiary of the Company. This was done since at time of acquisition E Z Trac Labs was an unincorporated business.

On January 2, 2003 the Company entered into an agreement to lease executive office space and relocated its Corporate Offices to 23282 Mill Creek Drive, Suite 225, Laguna Hills, CA 92653.

The Annual and Interim Reports for Global Glass were reported on Form 8-K on October 9, 2002 and attached as exhibits.

The Company has determined that the acquisitions of Shanghai Ecom Trading Ltd., E Z Trac Labs and the acquisition of the five year licensing rights of Guangzhou Lin Bi Company and Yin Kang Medical Equipment Company, individually or in the aggregate, do not fall under the reporting requirements of Regulation S-X, Rule 3-05 (b)(i) and therefore financial statements are not included in this filing.

On March 31, 2003 the Company filed form 8-K relating to the change in auditing firms.

Item 4.  Changes in Registrant's Certifying Accountant.

On March 28, 2003 Global Medical Products Holdings, Inc., advised its independent accountant, Weinberg & Company, P.A., CPAs, of Boca Raton, Florida, that it was dismissed as Global Medical Products Holdings, Inc.'s independent auditors as of March 19, 2003. The principal accountant's report on the financial statements for the past two years was modified by the inclusion of an explanatory paragraph addressing the ability of the Company to continue as a going concern. Weinberg & Company, P.A.'s report did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended and approved by the Board of Directors of Global Medical Products Holdings, Inc. with respect to the audits of Global Medical Products Holdings, Inc. financial statements for each of the two fiscal years ended December 31,2001 and 2000 and during the most recent period preceding the dismissal of Weinberg & Company, P.A., CPAs, there were no disagreements between Global Medical Products Holdings, Inc. and Weinberg & Company, P.A., CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg & Company, P.A., CPAs would have caused that accounting firm to make reference to the subject matter of the disagreement in connection with its report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
(Registrant)

Date: July 25, 2003

/s/ DOUGLAS P. BROWN, PRESIDENT
-------------------------------

CERTIFICATIONS

I, Douglas P. Brown, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Medical Products Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003

/s/ Douglas P. Brown
--------------------
President

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

Date: July 25, 2003                     By: /S/ Douglas P. Brown
                                            -----------------------------
                                            Douglas P. Brown
                                            President, Director and
                                            Acting Chief Financial Officer