Form 10QSB
period 2003-06-30
GLOBAL MEDICAL PRODUCTS HOLDINGS INC
filed 2003-08-21
CIK 1059413

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,042,035

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                      Page
                                                                      Number
Part I    Financial Information

          Item 1     Financial Statements                                  3

                     Consolidated Balance Sheet as of
                     June 30, 2003 (Unaudited)                             3

                     Consolidated Statements of Operations
                     for the three months and nine months
                     ended June 30, 2003 and 2002 (Unaudited)              4

                     Consolidated Statements of Cash Flows
                     for the nine months ended June 30,
                     2003 and 2002 (Unaudited)                             5

                     Notes to Consolidated Financial
                     Statements                                            6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                                  7

          Item 3     Controls and Procedures                               10

Part II   Other Information                                                10

          Item 1     Legal Proceedings                                     10
          Item 2     Changes in Securities and Use of
                     Proceeds                                              10
          Item 3     Defaults upon Senior Securities                       10
          Item 4     Submission of Matters to a Vote of
                     Security Holders                                      10
          Item 5     Other Information                                     10
          Item 6     Exhibits and Reports on Form 8-K                      10

Signatures                                                                 11

Certifications                                                             12

Exhibit 15 Independent Auditors Report                                     14

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.





             GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                             $        16
   Accounts Receivable                                                  103,370
                                                                    ------------
     Total Current Assets                                               103,386
                                                                    ------------

TOTAL ASSETS                                                        $   103,386
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   271,646
   Notes payable                                                         83,774
      Deferred Revenues                                                  58,094
                                                                    ------------
     Total Current Liabilities                                          413,514
                                                                    ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 50,000,000 shares authorized,
    31,912,467 shares issued and outstanding                              3,630
   Common stock, $.001 par value, 400,000,000 shares authorized,
    62,042,035 shares issued and outstanding                             62,042
   Additional paid-in capital                                         9,480,063
   Accumulated deficit - April 1, 2003                               (7,552,250)
   Loss for the period                                                  (68,613)
   Stocks held in trust                                              (1,658,000)
   Deferred compensation expense                                       (577,000)
                                                                    ------------
     Total Stockholders' Deficiency                                    (310,128)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   103,386
                                                                    ============

           See accompanying notes and accountants' report to condensed consolidated financial statements.

                                               GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   -----------------------------------------------
                                                                     (UNAUDITED)
                                                                                                                    For the Period
                                                                                                                         from
                                                                                                                      June 2, 2000
                                             For the Three     For the Three     For the Six       For the Six       (Inception) to
                                             Months Ended      Months Ended      Months Ended      Months Ended      June 30, 2003
                                             June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002     (As Restated)
                                             -------------     -------------     -------------     -------------     -------------
REVENUES                                     $          0      $      3,812      $     49,776      $      3,812      $     53,588
                                             -------------     -------------     -------------     -------------     -------------

OPERATING EXPENSES
 Professional fees                                 22,400           275,337           397,111           713,489         6,436,882
 Contract labor                                    22,069                --            41,651                --            41,651
 Other general and administrative                  24,144            71,362            32,314           191,154           177,544
 Impairment expense                                    --                --                --                --            97,901
                                             -------------     -------------     -------------     -------------     -------------
     Total Operating Expenses                      68,613           346,699           471,076           904,643         6,868,560
                                             -------------     -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                              (68,613)         (342,887)         (421,300)         (900,831)       (6,814,972)
                                             -------------     -------------     -------------     -------------     -------------

Interest expense                                       --                --                --                --          (916,000)
                                             -------------     -------------     -------------     -------------     -------------

COMPREHENSIVE LOSS                           $    (68,613)     $   (342,887)     $   (421,300)     $   (900,831)     $ (7,730,972)
                                             =============     =============     =============     =============     =============

Net loss per common share - basic
 and diluted                                 $      (.001)     $      (.001)     $      (.005)     $      (.003)
                                             =============     =============     =============     =============

Weighted average number of common
 shares outstanding -  basic and diluted       35,600,000         1,205,697        35,600,000         1,201,200
                                             =============     =============     =============     =============

                                         See accompanying notes and accountants' report to
                                           condensed consolidated financial statements.


                            GLOBAL MEDICAL PRODUCTS HOLDINGS, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (UNAUDITED)

                                                                                              For the Period
                                                                                                   From
                                                             For The Six      For The Six      June 2, 2000
                                                             Months Ended     Months Ended    (Inception) to
                                                             June 30, 2003    June 30, 2002    June 30, 2003
                                                              ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                     $  (421,300)     $  (932,743)     $(7,730,972)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Stock issued for services                                       247,500          315,100        6,118,454
  Issuance of common stocks as payment for finance charge              --               --          916,500
  Amortization of deferred expenses                               194,057          583,678          675,943
  Loss on impairment                                                   --               --           97,901
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and employee advances          (103,370)              --         (266,085)
    Increase in:
     Accounts payable and accrued expenses                         43,099           10,871          139,471
     Other                                                             --              100           (5,625)
                                                              ------------     ------------     ------------
         Net Cash Used In Operating Activities                    (40,014)         (75,309)         (54,413)
                                                              ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                    --               --          (31,923)
 Other assets                                                                                           500
                                                              ------------     ------------     ------------
         Net Cash Used In Investing Activities                         --               --          (31,423)
                                                              ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer loan                                           674           94,356            2,752
 Proceeds from issuance of notes payable                           39,250           23,500           83,100
                                                              ------------     ------------     ------------
         Net Cash Provided by Financing Activities                 39,924           94,356           85,852
                                                              ------------     ------------     ------------

NET INCREASE IN CASH                                                  (90)             506               16

CASH - BEGINNING OF PERIOD                                            106              578               --
                                                              ------------     ------------     ------------

CASH - END OF PERIOD                                          $        16      $     1,084      $        16
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



NOTE 2   NOTE PAYABLE - RELATED PARTY
------   ----------------------------

       At June 30, 2003, the Company was indebted to a related party for $83,100. The loans are non-interest bearing, unsecured and payable on demand.



NOTE 3   SUBSEQUENT EVENTS
------   -----------------

       On July 18, 2003, the Board of Directors of the Company voted to terminate the services of Stonefield Josephson, Inc. as the independent auditor of the Company. This was initially reported on the March 31, 2003 10-QSB quarterly report and subsequently on Form 8-K filed with the Securities and Exchange Commission on August 13, 2003.

       On August 1, 2003, the Company authorized the issuance of 30,000,000 shares of common stock in the Company via a Form S-8 Registration Statement to directors, consultants and attorneys as compensation. As of the date of this report 24,000,000 shares have been issued.



NOTE 4   GOING CONCERN
------   -------------

       As reflected in the accompanying financial statements, the Company has a stockholders' deficiency of $7,552,250, a net loss from operation of $421,300 and net cash used in operations of $40,014 for the six months ended June 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


       a. Plan of Operation.

In its previous filing on Form 10-QSB for the period ending March 31, 2003, the Company identified three goals for the next twelve months: (1) Finalize its Chinese acquisitions; (2) Obtain adequate short and long term financing; and (3) Implement its business plans in China and in the United States.

In order to finalize its Chinese acquisitions and implement its business plans in China and the United States, the Company must first acquire short and long term financing. The Company's ability to implement its business plans and continue as a going concern are contingent upon acquiring funding both short and long term. The Company at present is unable to satisfy its present and short term cash requirements. Taking into account the present state of its finances, the Company is unable to conduct any research and development. The Company at present has no employees and does not foresee hiring any until and unless it acquires adequate funding. What follows is first a recapitulation of the Company's business plans related to the Chinese acquisitions, then a discussion of the Company's efforts at obtaining funding during the last fiscal quarter.

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

The first business acquisition the Company initiated was that of Global Glass Source, Ltd., a Hong Kong corporation. This acquisition agreement was initiated in August, 2002. Global Glass Source's primary business is exporting glass products, including medical and pharmaceutical glass containers from the Peoples Republic of China to the United States. Global Glass has a significant U.S. customer in H & H Glass, a California business entity that brokers, sells and distributes glass products. The acquisition is not yet complete. The Company next acquired Shanghai Ecom International Trading Company, Inc., a Shanghai corporation that engages in the business of distributing medical products and devices throughout the Peoples Republic of China. This acquisition was initiated on September 18, 2002. Importantly, Shanghai Ecom has a Chinese governmental license to distribute medical products and devices in the Peoples Republic of China. Shanghai Ecom has contracts for the sale and distribution of cardio vascular products within the Shanghai province of China with B. Braun, a German manufacturer, and the Company believes that it is negotiating with other international medical supply companies for distribution rights in China. The Company believes that upon completion of its acquisition of Shanghai Ecom, it will benefit by those contracts. However, as of the date of this filing, the Company has not completed its acquisition of Shanghai Ecom. On October 7, 2002, the Company entered into distribution agreements with the Lin Bi Company of the Peoples Republic of China and the Ying Kang Medical Equipment Company, also of the Peoples Republic of China. Both companies are in the business of distributing a wide variety of medical equipment and health care products in China, and have governmental licenses to distribute these products in the Fujian, Guangdong, Guangzhou City, Guanxi, Guizhou, Hunan and Jianxi provinces within China, representing over 400,000,000 persons and over 2,000 hospitals.

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

All of the above Chinese transactions, with the exception of the Standard Chemical, Zhongshan Hospital and EZ Trac Labs transactions, are awaiting the required written legal opinion under Hong Kong and Chinese law regarding each acquisition's compliance with the Foreign Investment Enterprises Provisions. These legal opinions have not been given yet, and there is no guarantee that favorable opinions will be provided, although the Company's belief is that positive opinions will be forthcoming. Further, doing business in the Peoples Republic of China has inherent risks, including those of transacting business in a communist state. Foreign relations between the United States and China, while presently stable, may have unforeseeable consequences that would materially affect the Company's ability to carry on business there.

Aside from the foregoing discussion of the Company's Chinese business prospects, and assuming their closure once compliance with the Foreign Investment Enterprises Provisions is had, the Company is looking forward to leveraging its Chinese manufacturing and distribution acquisitions to other United States medical companies with the desire to do business in China and to access its large population base. The Company developed a marketing approach to exploit its Chinese acquisitions to U.S. medical products businesses, and hired Brent Gullick, a medical industry consultant to direct marketing efforts in this area when all prerequisites have been satisfied.

              (2) Implementation of the Chinese business plans.

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


              (3) Obtaining Short and Long Term Financing.

Since its last quarterly report on Form 10-QSB for the period ending March 31, 2003, the Company has been actively engaged in acquiring short and long term financing.

On July 25, 2003 the Company, by and through efforts of lead consultant Bruce Barren, signed a confidential letter of intent with an Alabama corporation that presently owns business real property located between Birmingham, Alabama and Atlanta, Georgia. The fair market value of the real property is $8,125,000. There is an outstanding note on the property of $1,200,000 to $1,900,000 dependent on negotiation with current lien holders. The Company is negotiating to acquire the property in exchange for a payment of preferred shares of the Company provided by existing preferred shareholders. Negotiations regarding the Company's acquisition of the real property are ongoing as of the date of this filing.

Should the Company acquire the real property, it has applied for a funding package worth $3 million dollars with a respected venture capital group. The Company's application is contingent upon its finalizing the real property purchase in Alabama. Further, the prospective funding entity has yet to conduct full due diligence on the Company's proposal. Should the Company complete the real estate transaction in Alabama and pass due diligence with the funding entity in order to obtain the funding, then the Company believes that it can effectively move forward with finalizing its Chinese acquisitions and implement its business plans.

If the financing package is concluded the use of proceeds will be as follows:

       o      $1,500,000 to eliminate existing liens on property
       o      $400,000 which represents first two payments to Shanghai Ecom
       o      $175,000 to satisfy a December 31, 2003 note due on EZ Trac Labs
       o      $150,000 as part of the antibacterial licensing agreement
       o Balance to be used as working capital and the elimination of the amounts owed under Current Liabilites The net results from certain payments would result in the recapture of approximately 18,000,000 shares of common stock that have been prior issued.

              (4) Additional Product Licensing

The Company is currently in final negotiations to conclude a technical and marketing licensing agreement in North America which would complement the Company's existing licenses in the solution for antibacterial environments.

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

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

Randall Goulding, The Goulding Trust v. Global Medical Products Holdings, Inc. (erroneously sued as "37Point9"). This action was filed originally in October, 2002 in the Circuit Court of Cook County, Illinois. In November, 2002, the Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division, bearing case number 02L8243. Plaintiffs' causes of action alleged breach of contract. On July 15, 2003, a settlement conference was held in Chicago in front of the honorable Magistrate Judge Sidney
L. Schenkier. The parties reached a settlement agreement and the action was dismissed with prejudice. A first payment of $22,500 has been made against the $15,000 owed with the balance to be applied against the second and final payment due November 2003.

Magna IV, Charles Kallmann v. Global Medical Products Holdings, Inc. Case No. GIC 792721; Superior Court for the State of California, County of San Diego. Plaintiffs' alleged breach of contract, misappropriation of trade secrets. On May 5, 2003, the Company and the plaintiffs entered into a settlement agreement disposing of the action with prejudice.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

On April 2, 2003 the Company reported dismissing its independent auditor, Weinberg & Co.

On July 18, 2003, the Company reported dismissing the independent auditor, Stonefield Josephson, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GLOBAL MEDICAL PRODUCTS HOLDINGS, INC.
(Registrant)

 August 19, 2003


/s/ DOUGLAS P. BROWN
--------------------
DOUGLAS P. BROWN, PRESIDENT

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

Date: August 19, 2003

/s/ Douglas P. Brown
--------------------
President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Global Medical Products Holdings, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 19, 2003                   By: /S/ Douglas P. Brown
                                            -----------------------------
                                            Douglas P. Brown
                                            President, Director and
                                            Acting Chief Financial Officer